Form 10QSB
period 2007-06-30
LIGHTVIEW INC
filed 2007-08-14
CIK 1403283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-143931

LIGHTVIEW, INC.

Nevada (state or other jurisdiction of incorporation or organization)	20-8097265 (I.R.S. Employer Identification No.)

Lightview, Inc.
27 East 13th St. #4e
New York, NY 10003
Phone: (646) 519-2886
Facsimile: (814) 253-2853

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of August 14, 2007, 3,500,000 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2007
(Unaudited)

2007
ASSETS
Current Assets:
Cash in bank	$32,896
Prepaid rent	1,471

Total current assets	34,367

Total Assets	$34,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$1,094
Accrued liabilities	2,500
Due to Director and stockholder	130

Total current liabilities	3,724

Total liabilities	3,724

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, par value $0.001 per share, 100,000,000 shares
authorized; 3,500,000 shares issued and outstanding	3,500
Additional paid-in capital	58,500
(Deficit) accumulated during the development stage	(31,357)

Total stockholders' equity	30,643

Total Liabilities and Stockholders' Equity	$34,367

The accompanying notes to financial statements are
an integral part of this balance sheet.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007, AND
CUMULATIVE FROM INCEPTION (DECEMBER 22, 2006)
THROUGH JUNE 30, 2007
(Unaudited)

	Three Months	Six Months
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2007	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	11,594	23,594	24,594
Office rent	1,200	2,400	2,529
Officers' compensation paid by issued shares	-	-	2,000
Other	952	1,825	1,835
Legal fees - Organization costs	-	-	399

Total general and administrative expenses	13,746	27,819	31,357

(Loss) from Operations	(13,746)	(27,819)	(31,357)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(13,746)	$(27,819)	$(31,357)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,500,000	3,285,912

The accompanying notes to financial statements are
an integral part of these statements.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2007, AND
CUMULATIVE FROM INCEPTION (DECEMBER 22, 2006)
THROUGH JUNE 30, 2007
(Unaudited)

	Six Months
	Ended	Cumulative
	June 30,	From
	2007	Inception

Operating Activities:
Net (loss)	$(27,819)	$(31,357)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	-	2,000
Changes in net liabilities-
Prepaid rent	(1,471)	(1,471)
Accounts payable - Trade	566	1,094
Accrued liabilities	1,500	2,500

Net Cash (Used in) Operating Activities	(27,224)	(27,234)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	60,000	60,000
Due to Director and stockholder	-	130

Net Cash Provided by Financing Activities	60,000	60,130

Net Increase in Cash	32,776	32,896

Cash - Beginning of Period	120	-

Cash - End of Period	$32,896	$32,896

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

On December 22, 2006, the Company issued 500,000 shares of common stock, valued at $500 to an officer of the Company for services rendered.

On December 28, 2006, the Company issued 1,500,000 shares of common stock, valued at $1,500 to an officer of the Company for services rendered.

The accompanying notes to financial statements are
an integral part of these statements.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation and Organization

Lightview, Inc. (“Lightview” or the “Company”) is a Nevada corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Nevada on December 22, 2006. The proposed business plan of the Company is to focus on the development and marketing of products and services that use laser technology. The accompanying financial statements of Lightview were prepared from the accounts of the Company under the accrual basis of accounting.

In January 2007, the Company began a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $60,000 through the issuance of 1,500,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.04 per share. As of June 30, 2007, the Company had received $60,000 in proceeds from the PPO. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 1,500,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on June 21, 2007, and declared effective on July 9, 2007. The Company will not receive any of the proceeds of this registration activity on behalf of selling stockholders from the sale of the related shares of common stock.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2007, and for the period ended June 30, 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2007, and the results of its operations and its cash flows for the period ended June 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Lightview’s audited financial statements contained in its Registration Statement on Form SB-2 filed with the SEC for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2007.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2007, the carrying value of accounts payable - trade, accrued liabilities, and a loan from a Director and stockholder approximated fair value due to the short-term nature and maturity of these instruments.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of June 30, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Asset recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2007, and expenses for the period ended June 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The proposed business plan of the Company is to focus on the development and marketing of products and services that use laser technology.

During the period from the date of inception (December 22, 2006) through June 30, 2007, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and completed a capital formation activity to raise up to $60,000 from the sale of 1,500,000 shares of common stock through a PPO to various stockholders. As of June 30, 2007, the Company had raised $60,000 in proceeds from the PPO. The Company also prepared and filed a Registration Statement on Form SB-2 with the SEC to register 1,500,000 shares of its common stock for selling stockholders. The Registration Statement on Form SB-2 was declared effective by the SEC on July 9, 2007. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Loan from Director and Stockholder

As of June 30, 2007, a loan from an individual who is a Director, officer and stockholder of the Company amounted to $130. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4)	Common Stock

On December 22, 2006, the Company issued 500,000 shares of its common stock to its Director, and President and Treasurer at par value for services rendered. The transaction was valued at $500.

On December 28, 2007, the Company issued 1,500,000 of its common stock to its Director and Corporate Secretary at par value for services rendered. The transaction was valued at the par value of the common stock, or $1,500.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

On January 3, 2007, the Board of Directors of the Company approved a PPO, exempt from registration under the Securities Act of 1933, to raise up to $60,000 through the issuance of 1,500,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.04 per share. The PPO had an offering period of 180 days. As of June 30, 2007, the Company had received cash proceeds from the PPO amounting to $60,000.

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 1,500,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on June 21, 2007, and declared effective on July 9, 2007. The Company will not receive any of the proceeds of this registration activity on behalf of selling stockholders from the sale of the related shares of common stock.

(5)	Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2007, was as follows (assuming a 15% effective tax rate):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$2,062	$4,173
Change in valuation allowance	(2,062)	(4,173)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2007, as follows:

2007

Loss carryforwards	$4,704
Less - Valuation allowance	(4,704)

Total net deferred tax assets	$-

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2007, the Company had approximately $31,350 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(6)	Related Party Transactions

As described in Note 3, as of June 30, 2007, the Company owed $130 to an individual who is a Director, President, Treasurer, and stockholder of the Company.

As described in Note 4, the Company has issued 500,000 shares of its common stock to its Director, President and Treasurer at par value for services rendered. The transaction was valued at $500.

As described in Note 4, the Company has entered into a transaction with its Director and Corporate Secretary for his services, and has issued a total of 1,500,000 shares of its common stock at a value of $1,500.

Effective December 22, 2006, the Company entered into a verbal agreement with an individual who is a Director, President, Treasurer and stockholder of the Company to lease office space for operations in New York City, New York. The monthly lease rental amount is $400, and the term of the lease arrangement is month to month. As of June 30, 2007, the Company had prepaid $1,471 for rent related to the office space.

(7)	Commitments

As discussed in Note 6, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a Director, officer and stockholder of the Company. The monthly lease amount is $400.

(8)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-QSB, references to the “Company,” “Lightview,” “we,” “our” or “us” refer to Lightview, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the audited financial statements and the notes thereto included in our Registration Statement on Form SB-2 (Registration No. 333-143931) for the periods ended February 28, 2007 and December 31, 2006.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form SB-2 (Registration No. 333-143931) filed with the Securities and Exchange Commission on June 21, 2007, as amended on July 3, 2007 and July 6, 2007. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Plan of Operation

We have not had any revenues since our inception on December 22, 2006. Over the next twelve months, we intend to license a Low Level Laser Therapy (“LLLT”) product and proceed with selling this product under our own brand. We will seek to raise $150,000 in order to launch our business and marketing plan. The majority of the funds will be used in order to build tools and channels that will advance the market penetration of our products, as further discussed below.

We intend to license a LLLT device for re-branding and repackaging under the Lightview brand. Under our licensing agreement we will seek to receive a reduced price from the manufacturer of the LLLT devices in return for paying a royalty fee on each device we sell. In this manner we will be able to purchase a greater amount of LLLT devices as well as to focus our resources on our marketing strategy. We intend to have as much of the product branding completed at the manufacturers site, in this way outsourcing the entire physical branding and packaging process. We will also seek to license devices from manufacturers of LLLT devices that have: consistent stocks of generic (no label) devices for delivery and/or are able to produce devices on short notice. In case we are forced to purchase stock items with no labels, we will require our labeling to be placed on the devices. Depending on the costs, we may seek to have the manufacturer complete the packaging process at his facility or we may simply ship the products to a local re-packaging center in the United States.

As we purchase more devices from the same manufacturer we expect to be able to improve our payment terms to the manufacturer.

Our marketing strategy will focus on creating a brand name for our products with the least amount of expenditure. We intend to create this branding by showcasing our products utilizing today’s inexpensive media- the internet. We intend to stay away from conventional and expensive advertising strategies such as print, billboard, and the purchase of expensive television airtime. We will use the internet to drive customers to our website and produce an infomercial which will be given out for free to future agents/distributors.

Our website will be informative in nature and showcase the benefits of our product’s technologies. Our site will be an e-commerce site which will allow interested parties to purchase our products online.

We will make use of internet marketing in the following manner:

a.
Use of Blogs: We intend to utilize the power of direct communication through internet blogs (WebLogs), internet forums where discussions take place), and internet chats (instant communication with individuals online with the ability to instantaneously reply/respond) in order to discuss the benefits of our products.

b.
Pay Advertising - Banner and Email Campaigns: Recent technology has allowed for the capture of specified demographics which will allow us to pay based on clicks on our banner, actual leads registered on our web site, or by actual sales. When building our brand we will seek to get as much exposure for our brand, hence we will place many banners on health and beauty web sites. In order to further target our potential customers and focus expenditures, we will hire web advertising space aggregators such as Value Click which allow advertisers to target banner ads by key demographics including age, gender, household income, race etc.

c.
Direct Affiliation Programs: We intend to create an affiliate program which will allow other web sites to sell our product on-line on their web sites. These websites will offer their audience information on our products and also allow users to purchase our products through their websites. We will pay a commission on the sales generated to the website owners through whom our products were purchased through.

Our infomercial will be produced in 5 and 15 minute lengths in order to allow for different purchase or air time. Air time that is more expensive will most likely use the shorter version of the infomercial, whereas late-night time slots may use the extended 15 minute version. The infomercial production will be planned to allow for dubbing into other languages. The foreign language narration of the infomercial will be fairly inexpensive and could even be born by our company. We may therefore dub our infomercial into other languages with large numbers of potential customers, such as German or French. The production will include showcasing customers using our products and giving testimonials as to the effects the products had on them. Because our products are technologically innovative and target markets that are of interest to the general public, we assume that viewers will be interested in watching our infomercial and will lead to solidify our image and eventually “make the sale.”

The infomercial will be the basis of our marketing campaign. We will post our web site as well as a toll free number on the infomercial, which will allow people to call our sales representatives. It is our intention to outsource the “incoming” customer calls.

The tracking of all of our marketing/advertising will be analyzed. We will use backend analysis software such as Onestat.com to analyze the data and source of the leads registering or hitting our site. In this way we will be able to focus our marketing and advertising to the web sites offering us the highest click through / registration and sale of our products.

For our infomercial, we will analyze the incoming traffic to the inbound call centers after one of our infomercials is aired. By comparing dollars spent to sales, we will be able to better focus our future campaigns, thereby getting a better conversion ratio, increasing profits and reducing costs.

It is our intention to sign marketing/distribution agreements with agents who will be responsible for purchasing air-time for our infomercials in their respective territories, which may include areas in the United States and territories overseas. We will require agents to purchase a minimum number of “minutes” in their territories in order to qualify as our exclusive agents. For our future overseas agents, the airings of our infomercials in their territories will most likely be their responsibility as we will require our agents to handle their inbound phone traffic. It is our intention to locate agents that have the ability to expand our product distribution into the conventional sales channels, such as supermarkets, drug stores, and other such venues.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of June 30, 2007, we had approximately $32,896 in cash. We expect to incur a minimum of $150,000 in expenses during the next twelve months of operations. We estimate that these will be comprised of the following expenses:

Market Analysis	$15,000	Conducting research into the most profitable sector, proper marketing techniques, and possibly questionnaire.
Business Development	$20,000	Securing Licensed products and planning of business strategy.
Legal/Accounting	$20,000	Legal and accounting
Marketing Collateral	$10,000	Logo, brochure, presentation and product sheets
Web Site	$20,000	Web site creation and marketing including SEO, SEM and ad words
Infomercial Production	$35,000	Financing the production of a 5 and 15minute infomercial.
Trade Shows	$30,000	Attend at least 1 trade show and showcase with 1 booth
Total	$150,000

Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from our officers or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements included herein regarding concerns about our ability to continue as a going concern. Our financial statements included in this report, as well as the audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-143931) for the periods ended February 28, 2007 and December 31, 2006, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTVIEW, INC.

Date: August 14, 2007	By:	/s/ Ryan Goldstien
Name: Ryan Goldstein
Title: President, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)