Form 10QSB
period 2007-09-30
LIGHTVIEW INC
filed 2007-11-06
CIK 1403283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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
Yes ☒ No ☐

As of October 31, 2007, 3,500,000 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2007
(Unaudited)

ASSETS

2007
Current Assets:
Cash in bank	$11,697
Prepaid rent	1,271

Total current assets	12,968

Total Assets	$12,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$878
Accrued liabilities	4,279
Due to Director and stockholder	130

Total current liabilities	5,287

Total liabilities	5,287

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, par value $0.001 per share, 100,000,000 shares
authorized; 3,500,000 shares issued and outstanding	3,500
Additional paid-in capital	58,500
(Deficit) accumulated during the development stage	(54,319)

Total stockholders' equity	7,681

Total Liabilities and Stockholders' Equity	$12,968

The accompanying notes to financial statements are
an integral part of this balance sheet.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE-MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30, 2007, AND
CUMULATIVE FROM INCEPTION (DECEMBER 22, 2006)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Three-Months	Nine-Months
	Ended	Ended	Cumulative
	September 30,	September 30,	From
	2007	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	21,627	45,221	46,221
Office rent	1,200	3,600	3,729
Officers' compensation paid by issued shares	-	-	2,000
Other	135	1,960	1,970
Legal fees - Organization costs	-	-	399

Total general and administrative expenses	22,962	50,781	54,319

(Loss) from Operations	(22,962)	(50,781)	(54,319)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(22,962)	$(50,781)	$(54,319)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,500,000	3,358,333

The accompanying notes to financial statements are
an integral part of these statements.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007, AND
CUMULATIVE FROM INCEPTION (DECEMBER 22, 2006)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Nine-Months
	Ended	Cumulative
	September 30,	From
	2007	Inception

Operating Activities:
Net (loss)	$(50,781)	$(54,319)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	-	2,000
Changes in net liabilities-
Prepaid rent	(1,271)	(1,271)
Accounts payable - Trade	350	878
Accrued liabilities	3,279	4,279

Net Cash (Used in) Operating Activities	(48,423)	(48,433)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	60,000	60,000
Due to Director and stockholder	-	130

Net Cash Provided by Financing Activities	60,000	60,130

Net Increase in Cash	11,577	11,697

Cash - Beginning of Period	120	-

Cash - End of Period	$11,697	$11,697

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

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
SEPTEMBER 30, 2007
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

In January 2007, the Company began a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $60,000 through the issuance of 1,500,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.04 per share. As of June 30, 2007, the Company had received $60,000 in proceeds from the PPO. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 1,500,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on June 21, 2007, and declared effective on July 9, 2007. The Company did not receive any of the proceeds of this registration activity on behalf of selling stockholders from the sale of the related shares of common stock.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2007, and for the periods ended September 30, 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations and its cash flows for the periods ended September 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Lightview’s audited financial statements contained in its Registration Statement on Form SB-2 filed with the SEC for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2007.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the carrying value of accounts payable - trade, accrued liabilities, and a loan from a Director and stockholder approximated fair value due to the short-term nature and maturity of these instruments.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Concentration of Risk

As of September 30, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2007, and expenses for the period ended September 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The proposed business plan of the Company is to focus on the development and marketing of products and services that use laser technology.

During the period from the date of inception (December 22, 2006) through September 30, 2007, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and completed a capital formation activity to raise up to $60,000 from the sale of 1,500,000 shares of common stock through a PPO to various stockholders. As of June 30, 2007, the Company had raised $60,000 in proceeds from the PPO. The Company also prepared and filed a Registration Statement on Form SB-2 with the SEC to register 1,500,000 shares of its common stock for selling stockholders. The Registration Statement on Form SB-2 was declared effective by the SEC on July 9, 2007. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Loan from Director and Stockholder

As of September 30, 2007, a loan from an individual who is a Director, officer, and stockholder of the Company amounted to $130. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4)	Common Stock

On December 22, 2006, the Company issued 500,000 shares of its common stock to its Director, President, and Treasurer at par value for services rendered. The transaction was valued at $500.

On December 28, 2006, the Company issued 1,500,000 of its common stock to its Director and Corporate Secretary at par value for services rendered. The transaction was valued at the par value of the common stock, or $1,500.

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 1,500,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on June 21, 2007, and declared effective on July 9, 2007. The Company will not receive any of the proceeds of this registration activity on behalf of selling stockholders from the sale of the related shares of common stock.

(5)	Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2007, was as follows (assuming a 15% effective tax rate):

	Three-Months	Nine-Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$3,444	$7,617
Change in valuation allowance	(3,444)	(7,617)

Total deferred tax provision	$-	$-

LIGHTVIEW, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

The Company had deferred income tax assets as of September 30, 2007, as follows:

2007
Loss carryforwards	$8,148
Less - Valuation allowance	(8,148)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2007, the Company had approximately $54,319 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(6)	Related Party Transactions

As described in Note 3, as of September 30, 2007, the Company owed $130 to an individual who is a Director, President, Treasurer, and stockholder of the Company.

As described in Note 4, the Company has issued 500,000 shares of its common stock to its Director, President, and Treasurer at par value for services rendered. The transaction was valued at $500.

As described in Note 4, the Company has entered into a transaction with its Director and Corporate Secretary for his services, and has issued a total of 1,500,000 shares of its common stock at a value of $1,500.

Effective December 22, 2006, the Company entered into a verbal agreement with an individual who is a Director, President, Treasurer, and stockholder of the Company to lease office space for operations in New York City, New York. The monthly lease rental amount is $400, and the term of the lease arrangement is month-to-month. As of September 30, 2007, the Company had prepaid $1,271 for rent related to the office space.

(7)	Commitments

As discussed in Note 6, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a Director, officer, and stockholder of the Company. The monthly lease amount is $400.

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
SEPTEMBER 30, 2007
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

We intend to license a LLLT device for re-branding and repackaging under the Lightview brand. We will seek to enter into licensing agreements that will allow us to receive a reduced price from the manufacturer of the LLLT devices in return for paying a royalty fee for each device we sell. In this manner we will be able to purchase a greater amount of LLLT devices as well as to focus our resources on our marketing strategy. We intend to have as much of the product branding completed at the manufacturers site, in this way outsourcing the entire physical branding and packaging process. We will also seek to license devices from manufacturers of LLLT devices that have: consistent stocks of generic (no label) devices for delivery and/or are able to produce devices on short notice. In the event we purchase stock items with no labels, we will require our labeling to be placed on the devices. Depending on the costs, we may seek to have the manufacturer complete the packaging process at its facility or we may simply ship the products to a local re-packaging center in the United States.

As we purchase more devices from the same manufacturer we expect to be able to improve our payment terms to the manufacturer.

Our marketing strategy will focus on creating a brand name for our products with the least amount of expenditure. We intend to create this branding by showcasing our products utilizing today’s inexpensive media- the internet. We intend to stay away from conventional and expensive advertising strategies such as print, billboard, and the purchase of expensive television airtime. We intend to launch a web site and produce an infomercial which will be given out for free to future agents/distributors.

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

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of September 30, 2007, we had approximately $11,697 in cash. We expect to incur a minimum of $150,000 in expenses during the next twelve months of operations. We estimate that these will be comprised of the following expenses:

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2007.

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

LIGHTVIEW, INC.

Date: November 2, 2007	By:	/s/ Ryan Goldstien
Name: Ryan Goldstein
Title: President, Treasurer, and Director
(Principal Executive, Financial, and Accounting Officer)