Form 10KSB
period 2007-12-31
Geeks On Call Holdings, Inc.
filed 2008-02-01
CIK 1403283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-143931

LIGHTVIEW, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	20-8097265 (IRS Employer Identification No.)

Lightview, Inc.
27 East 13th St., #4e
New York, NY 10003
(Address of principal executive offices)

(917) 428-8790
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year were $0

The aggregate market value of issuer’s voting common stock is not able to be determined as there is no bid and ask price of such common stock.

The number of shares of the issuer’s common stock issued and outstanding as of January 31, 2008 was 3,500,000 shares.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-KSB (the “Annual Report”), references to “our Company,” “Company,” “we” or “us” refers to Lightview, Inc., unless otherwise specifically stated or the context requires otherwise.

This Annual Report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Annual Report. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks discussed in Item 1 under the caption “Risk Factors”, as well as those discussed elsewhere in this Annual Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1.   Description of Business.

Business Development/Corporate Background

Lightview, Inc. was incorporated under the laws of the State of Nevada on December 22, 2006. We are a development stage company. From our inception to date, we have not generated any revenues, and our operations have been limited to organizational, start-up, and capital formation activities. We currently have no employees other than our officers, who are also our directors.

Our Company has been established to become engaged in the sale and branding of laser devices used in Low Level Laser Therapy (“LLLT”) for a wide range of applications. LLLT is a type of technology that uses low power, non-thermal laser beams for health and/or cosmetic applications.

Lightview will initially focus on LLLT products that are geared toward the cosmetic market, and specifically to target the anti-aging sector of that market. Such LLLT products will be used for the cosmetic treatment of skin related problems such as wrinkles and discoloration. We anticipate that the Company will later expand into LLLT products that cater to other markets including hair loss, cold sores, and other over-the-counter consumer markets. The Company intends to sell only laser devices that have already been granted FDA or approval for sale to consumers over the counter, without prescription from a physician.

Our business strategy is to license existing products and thereafter re-package, brand and market such products under the Lightview brand by developing new sales channels. We also intend to market other “brands” of LLLT products with other corporate brands.

On December 21, 2007, Geeks on Call Holdings, Inc. was incorporated as a wholly owned subsidiary of the Company under the laws of the State of Delaware. The wholly owned subsidiary was formed for the purpose of changing the state of incorporation of the Company from Nevada to Delaware through a merger transaction which was completed on January 23, 2008, and the name of the Company to Geeks On Call Holdings, Inc. Under the terms of the merger, shares of common stock of the Company were exchanged for shares of common stock of Geeks On Call Holdings, Inc, par value $0.001 per share. The Company’s stockholders received 1.3 shares of Geeks On Call Holdings, Inc. common stock for each share of the Company common stock owned on the date of the merger. The stockholders’ percentage ownership of the surviving corporation will not be affected by the merger.

Business of the Issuer

Target Markets and Competition

Skin Care / Anti-Aging Market

The skin care and anti-aging market is one of the fasted growing sectors of the cosmetic industry. This market is estimated at $38.3 billion globally. (Louise Prance, “Algae-Based Cosmetic Ingredient Set To Impact Anti-Aging Market," Cosmetics Design, December 20, 2006, http://www.cosmeticsdesign.com/news/ng.asp?n=72961-atrium-l-oreal-anti-aging-skin-care.)

New products are entering the cosmetic market on a consistent basis. In order to compete in this market, the new products whether crèmes, sprays or topical ointments claim to have new technologies in their products. The buying public is interested in new products and new technologies that can better address cosmetic skin issues; hence the use of LLLT devices in the cosmetic market is expected to grow.

The devices we intend to license will target customers looking for anti-aging products. There have been numerous clinical studies that have shown that LLLT increases collagen production, increases cell metabolism and increases tissue repair. (Dr. Marta Moidlova, “Soft Laser in Cosmetics,” November 3, 2003, http://www.lasermedics.net/handlaser/pdf/laserpartner0062.pdf).

We will make use of the extensive research that has already been conducted on the use of LLLT devices for cosmetic applications and this research will be prominent on our packaging and an integral part of our marketing materials.

Our packaging will advertise that low level laser light devices can help to:

t	energise tissue and stimulate collagen regeneration
t	smooth out fine lines and shallow wrinkles
t	reduce fresh stretch marks and minimise fresh new scars

(Dr. Marta Moidlova, “Soft Laser in Cosmetics”, November 3, 2003, http://www.lasermedics.net/handlaser/pdf/laserpartner0062.pdf).

We will be competing with other LLLT products for market share in the Cosmetic sector, such as: the Vitagnost Highlight Pocket Sized Soft Laser, the Nulase Softlaser Plus, the Beurer Soft Laser VSL40, and the Etrans Softlaser.

Hair Loss-Re-growth Market

Male pattern baldness (“MPB”) is the most common form of hair loss for and represents close to 95% of all cases of hair loss in men. Eighty million American men and woman suffer from male pattern baldness many of whom are seeking products that will delay hair loss or assist in hair re-growth. (“New Survey Finds People Understand the Causes of Hair Loss But are at a Loss when it Comes to Seeking Treatment” International Society of Hair Restoration Surgery Press Release, December 18, 2006 ). Several products on the market target the MPB market such as the better known brands of Propecia and Rogaine.

We will use the same methodology for marketing our hair-re-growth devices as our anti-aging devices. We will make use of the extensive research that has been conducted on this subject and coordinate it into unique packaging and marketing materials. Further, our infomercial will interview experts in the field and showcase testimonials of users of these devices.

We will be competing with other LLLT products for market share in the hair loss-re-growth market we will be competing with products such as: the Hairmax Laser Comb, the Sagora Hair Laser, and the Leimo Laser Comb.

Cold Sore Market

One hundred and thirty six million Americans suffer from cold sores on an annual basis. (“Statistics by Country for Cold Sores,” March 12, 2007, www.wrongdiagnosis.com/c/cold_sores/stats-country.htm). Because of the affects of cold sores, which are typically visible on one’s face, sufferers look for products that offer immediate relief. There are several topical crèmes which compete in this market, one of the better known brands being Zovirax.

We intend to showcase our cold sore LLLT device as a new technology that aids the natural process of healing. Clinical studies have shown that individuals treated with LLLT therapy have a quicker healing time than those treated with conventional products. (Arturo Guerra Alfonso and Pedro José Muñoz; “Lazer therapy of human herpes simples lesions,” March 12, 2007, http://www.rj-laser.com/german/herpes.html). A separate clinical trial of 50 patients, conducted in 1999 at the University of Vienna, found that low-intensity infra-red laser treatment reduced significantly the recurrence of cold sores.” (Celia Dodd; “It works for me: hot treatment for cold sores,” The Times Online, January 21, 2006, http://www.timesonline.co.uk/tol/life_and_style/health/complementary_medicine/article715547.ece)

We intend to include all the scientific evidence conducted on the use of LLLT on the HSV virus. We will include this on our packaging as well as in our infomercial.

In the cold sore market we will be competing with the Bio-Oral.

Revenue Model

We will employ two revenue models: the internet and infomercials. Our internet sales will come from pay advertising, web-logs, and direct affiliation programs. Our infomercial sales will come from agents purchasing air-time and consequently “buyers” ordering products from a call center number that we, or the agent will nominate.

We intend to direct all of our internet advertising and web-log discussions to our web-site, which will be an e-commerce web site. Customers will be able to purchase our devices on-line using credit cards or online payment services such as Pay Pal. We expect that customers purchasing products via our web-site will net us our highest profit margin. Next, we anticipate that by using direct affiliation programs where other-web sites link to our site or sell our product online will be our second highest source of income. In this case, we will be paying a percentage of profits or a commission to those sites that directed the customer to purchase our device. Lastly, the infomercial will be a marketing tool that will allow us to expand our product to agents, both in the US and possibly overseas. We intend to sell agents minimum quantities of our devices in order to grant them “time” exclusivity to run our infomercial in their respective territory. We would not look to ship out items from our facility, but rather place the responsibility of the delivery of the products on the agents. Hence, the prices that we will be offering our agents on our devices that we will be showcasing in our infomercial will be lower than the prices we sell over the internet directly to customers.

Regulatory Approvals

In the United States, the United States Food and Drug Administration (the “FDA”) regulates the design, manufacture, distribution, quality standards and marketing of medical devices. There are two principal methods by which FDA regulated devices may be marketed in the United States: 510(k) clearance and pre-market approval (“PMA”). Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or a PMA from the FDA.

We intend to market products which have already been approved by the FDA for marketing in the United States. If we distribute another firm's domestically manufactured device we are required to comply with certain labeling regulations, including place a label on the device such as "Distributed by ABC Firm" or "Manufactured for ABC Firm." If we are a repackager or a relabeler we will not be required to submit a 510(k) if the existing labeling or condition of the device is not significantly changed. The labeling should be consistent with the labeling submitted in the 510(k) with the same indications for use and warnings and contraindications.

After a device is placed on the market, numerous regulatory requirements apply. These include:

▪
quality system regulations, or QSRs, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

▪	labeling regulations, which prohibit the promotion of products for uncleared, unapproved or “off label” uses;

▪
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

▪	correction and removal regulations, which require that manufacturers report to the FDA any corrections to or removals of distributed devices that are made to reduce a risk to health; and

▪	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We intend to pursue our strategy in the following manner:

a)	License a LLLT product - We intend to license a LLLT product that is already FDA approved. We will seek to label these products under the Lightview name.

b)	Create Packaging - We intend to offer a unique product packaging that will draw consumers’ attention and will advertise the benefits of using LLLT devices on the devices we are selling.

c)
Design a Website - We intend to build an interactive web site that will be considered an informational hub on LLLT’s unique attributes. We will advertise our web-site on other health and beauty sites. Active promotion of the website will be implemented using the latest Search Engine Optimization and Search Engine Marketing techniques.

d)
Launch a Public Relations Campaign- Our goal is to receive as much “free” editorial coverage of our products. We would write to editors of magazines in the health and beauty industry and seek to get stories published on our products.

e)
Showcase and Attend Trade Shows - We will attend trade shows for the health and beauty industry, such as Cosmoprof North America, held in Las Vegas and attended by over 25,000 people. Financing permitting, we intend to have a booth at certain beauty related trade shows; furthering our ability to recruit distributors for our products.

f)
Produce an Infomercial - the Company intends to create a 5 and 15 minute Infomercial which will be given free of charge to distributors and retailers who will then purchase airtime in their respective markets to showcase the infomercial.

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and administration are currently being provided by our executive officers on a voluntary basis.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Risk Factors Relating to Our Company

1.  We are a development stage company and may never be able to effectuate our business plan or achieve any revenues or profitability. Therefore, at this stage of our business, potential investors have a high probability of losing their entire investment.

We were established on December 22, 2006 and have no operating history. We are in the development stage and are subject to all of the risks inherent in the establishment of a new business enterprise. We have had no revenues to date. Our operations to date have been focused on organizational, start-up, and capital formation activities. As a development stage company, we are a highly speculative venture involving significant financial risk. It is uncertain as to when we will become profitable, if ever.

There is nothing at this time on which to base an assumption that business operations will prove to be successful or that we will ever achieve profitability. We do not yet have any licenses or license agreements or other agreements, and there is no assurance that we will be able to obtain such licenses. There can be no assurance we will ever achieve any revenues or profitability. The revenue and income potential of the proposed business and operations plan is unproven as the lack of operating history makes it difficult to evaluate the future prospects of the business. In the case that we will not be able to license a product that has received regulatory approvals, we will not be able to effectuate the business plan. We will be operating in a very competitive market. The cosmetics industry is a highly competitive industry and other products and devices exist which target customers seeking similar applications for cosmetic uses. We may find it difficult to market the devices under the Lightview brand as it is not yet known to our target markets. Other products that target the same consumer may be cheaper, better known or marketed by large corporations.

2.  We expect losses in the future because we have no revenue.

We are expecting losses over the next twelve months because we do not yet have any revenues to offset the expenses associated with our business development. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3.  The Company has not developed any of the laser products it intends to sell and does not have any licenses or other agreements authorizing it to sell such products.

We intend to become engaged in the sale of laser devices used in Low Level Laser Therapy, as described above in the section entitled “Business of the Issuer.” We have not developed any such laser devices nor are we engaged in the research and development of such products. We intend to acquire a license to sell such products from the developers or manufacturers of such products. We do not have any such license or license agreements or other agreements, and there is no assurance that we will be able to obtain such license. We do not have any commitment or understanding to acquire such a license. We have not entered into any negotiations regarding such a license. We have not engaged in any negotiations with any representative of any company regarding the possibility of such a license. No assurances can be given that we will successfully obtain such a license. We cannot guarantee that we will be able to negotiate a license agreement on favorable terms. If we fail to obtain such a license, we will not be able to generate any operating revenues or ever achieve profitable operations, our business may fail, and you may lose your entire investment in us.

4.  We have conducted no market research or identification of business opportunities, which may affect our ability to enter into a license agreement authorizing us to sell suitable laser products.

The Company has neither conducted nor have others made available to us results of market research concerning the sale of laser devices for use in low level laser therapy. Therefore, we have no assurances that market demand exists for such products as contemplated by us. Our management has not identified any specific laser product or other transactions for formal evaluation by us. There is no assurance that we will be able to acquire a license agreement on terms favorable to us. Decisions as to which laser products we will seek to obtain a license for will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

5. We may not be able to compete with other types of internationally branded products targeting the same consumer.

The cosmetics industry is highly competitive and will most likely be even more competitive in the future. Our planned products will compete with numerous other products selling to the same target market. Our products will be sold both via the Internet and retail shops. We will compete with products sold by international companies such as L’Oreal, Ann Klein, Clinique and others in the anti-aging industry. In the future, we will be competing with Rogaine, Propecia and other topical liquids in the hair re-growth market and Blistex, Zovirax, and Carmex in the cold sore market.

The entry of one or more large competitors into the potential market could reduce our ability to sell products. Large competitors will have an advantage due to lower costs and a known brand with large marketing budgets. As a re-seller, the company may be at a disadvantage as the costs will always be higher than those of companies manufacturing the devices.

Our competitors in the targeted market are well known, international brands. Should they decide to begin marketing and distributing LLLT devices their entry into the Company’s market may disrupt ongoing retail distribution revenues.

6. Cosmetics is an evolving and highly-regulated industry. Any changes in regulation may force the Company to change the way it operates.

The cosmetics and beauty industry is an evolving industry that is heavily regulated by various governmental agencies. The FDA may decide to change regulations for products such as LLLT, requiring the manufacturers to obtain new approvals, causing delays in the supply chain and potentially increased prices. Failing to market LLLT products as a result of regulatory issues will have a detrimental effect on the Company’s business.

There can be no assurance that federal, state, or local laws or regulatory procedures which might adversely affect our business, financial condition, and results of operations for prospects will not be expanded or imposed.

7.  Import duties, taxes, and lost freight and insurance costs will all impact the plan’s success.

Our products may be imported from various countries necessitating import licenses, duties, taxes and shipping. While there are costs that can be predicted, there may also be unexpected costs such as lost freight, shipping strikes, and insurance premium increases. This will all adversely affect our revenues and our ability to execute our strategic plan.

8. If our business strategy is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

We have not established any source of revenues to cover our operating costs, and as such, we have incurred an operating loss since our inception. Further, as of December 31, 2007, our cash resources were insufficient to meet our current business plan. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the annual period ended December 31, 2007. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

9. Since our officers can work or consult for other companies, their activities could slow down our operations.

Our officers are also members of our board of directors, and they are not required to work exclusively for us. They do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. It is expected that our directors will devote between 5 and 20 hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required.

10.  We are heavily dependent upon our officers and directors and their marketing expertise, vision, and leadership. The loss of either Mr. Ryan Goldstein or Mr. Daniel Kominars would harm our ability to execute our business plan.

We are dependent on the continued contributions of Ryan Goldstein, our President, Treasurer, and Director, and Daniel Kominars, our Secretary and Director, whose marketing expertise, vision, and leadership would be difficult to replace. If we were to lose either of their services, or if either of them is not available to us when we need him, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement.

11.  Failure to obtain a suitable license agreement authorizing us to sell the laser products we intend to sell could harm our ability to execute our business plan.

We intend to acquire a license to sell such products from the developers or manufacturers of such products. We do not have any such license or license agreements or other agreements, and there is no assurance that we will be able to obtain such license. We do not have any commitment or understanding to acquire such a license. We have not entered into any negotiations regarding such a license. We have not engaged in any negotiations with any representative of any company regarding the possibility of such a license.

Since we are looking to license a product that has already obtained regulatory approvals, we may be unsuccessful in either negotiating a licensing deal or we may find that we will not be price competitive after licensing a product. Additionally, because we will be licensing the rights to devices that have already attained regulatory approvals, we will in effect be relying on these companies to keep their devices in good standing with the regulators. There can be no assurances that these licensors will be able to maintain their regulatory approval.

There can be no assurance that federal, state, or local laws or regulatory procedures which might adversely affect our business, financial condition, and results of operations for prospects will not be expanded or imposed.

12.  If we are unable to obtain funding, our business operations will be harmed. Even if we do obtain financing our then existing stockholders may suffer substantial dilution.

We will require funds to enter into a license agreement, market our future products, produce packaging and design, attend trade shows, produce an infomercial, and establish a website. In the order of importance, depending on funds raised we will enter into a licensing agreement, produce proper packaging and launch our web site to assist in direct sales.

Our business depends heavily on a well thought out marketing plan as well as the ability to secure licensing deals from manufacturers. We anticipate that we will require up to approximately $150,000 to fund our operations for the next twelve months. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

13.  We may not be able to raise sufficient capital or generate adequate revenues to meet our obligations and fund our operating expenses.

We have not had any revenues since our inception. Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenues will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern. Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of your entire investment.

14.  Our officers and directors own a controlling interest in our voting stock, and investors will not have any voice in our management, which could result in decisions adverse to our general stockholders.

Approximately 57.1% of our outstanding common stock is owned by Ryan Goldstein and Daniel Kominars, our officers and directors. As a result, Mr. Goldstein and Mr. Kominars have the ability to control substantially all matters submitted to our stockholders for approval including:

O	election of our board of directors;

O	removal of any of our directors;

O	amendment of our Articles of Incorporation or bylaws; and

O	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

15.  Our directors and officers own a significant percentage of our issued and outstanding shares of common stock, and any future sales of their shares may result in a decrease in the price of our common stock and the value of your investment.

Our directors and officers have control over 57.1% of the issued and outstanding shares of our common stock. The future prospect of sales of significant amounts of shares held by Mr. Goldstein and Mr. Kominars could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

16.  Because we do not have an audit or compensation committee, stockholders will have to rely on our directors, who are not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our two directors, who are also our only officers. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

17.  Due to the high-risk circumstances in which we conduct business, we may encounter liability claims in excess of insurance coverage; should such event occur, it may have a material adverse effect upon our financial condition and results of operations.

The sale of LLLT products entails an inherent risk of liability. As we are a development stage company, we do yet have liability insurance for any one exposure. Although we believe that it is in keeping with industry standards, there can be no assurance that claims in excess of any preset limit will not arise. Any such successful claims could have a material adverse effect upon our financial condition and results of operations. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect upon our ability to attract and retain business.

18.  Changes in public perception or changes to the regulations pertaining to our planned products may increase the cost of doing business and may require us to change the way we may market our products.

The cosmetic beauty industry is an evolving industry that is heavily regulated by various governmental agencies. Changes in public perception on products such as the laser products we intend to sell will inherently affect that way we will be able to conduct our future business. The FDA may decide to change regulations for products such as ours, forcing us to either re-apply for the proper approvals, which may be too costly for us to bear; in which case we will cease marketing these products. Failing to market our products because of regulatory issues will have a detrimental effect on our business. Our success will depend partially on our ability to satisfy the applicable regulations and requirements regarding our products and our ability to maintain their required licenses. We believe that our operations will not violate any existing federal or state laws. But there can be no assurance that federal, state, or local laws or regulatory procedures which might adversely affect our business, financial condition, and results of operations for prospects will not be expanded or imposed.

Since we will be licensing the rights to devices that have already achieved regulatory approvals, we will in effect be relying on these companies to keep their devices in good standing with the regulators. There can be no assurance that federal, state or local laws or regulatory procedures which might adversely affect our business, financial condition, and results of operations for prospects will not be expanded or imposed.

19.  Regulatory approvals will significantly affect our ability to market our products.

The products we intend to license will require the approval of the FDA. We intend to initially license products that have already been approved for marketing by the FDA. If a product which we have licensed should lose its FDA approval, our business in this product will be seriously jeopardized. Without specific FDA approval, we will be unable to market our future products in the United States.

Risks Relating To Our Common Shares

20.  We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, of which 3,500,0000 shares are issued and outstanding, and 5,000,000 shares of preferred stock, of which no shares are issued and outstanding. The future issuance of an additional 95,500,000 shares of common stock which we are currently authorized to issue may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

21.  Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

▪	that a broker or dealer approve a person's account for transactions in penny stocks; and
▪	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

▪	obtain financial information and investment experience objectives of the person; and
▪
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

▪	sets forth the basis on which the broker or dealer made the suitability determination; and
▪	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

22.  There is currently a limited trading market for our securities and as a result, purchasers of our securities may have difficulty selling their shares.

There is currently a limited public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason an active trading market does not develop or our shares are delisted from the Over The Counter Bulletin Board, purchasers of the shares may have difficulty selling their common stock should they desire to do so.

23.  The requirements of being a public company may strain our resources and distract our management.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires regular management assessments of the effectiveness of our internal controls over financial reporting and eventually, a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be required to comply with the requirements of Section 404 for our fiscal year ended December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

24.  Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

25.  We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Articles of Incorporation authorizes us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

Item 2. Description of Property.

The Company’s office is located at 27 East 13th St., #4e, New York, NY 10003. We are leasing such space from Ryan Goldstein who is a director and an officer of our Company, on a month-to-month basis at the rate of $400 month. We believe that this space will be sufficient until we open our first facility and need to hire employees.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal year ended December 31, 2007.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Admission to Quotation on the OTC Bulletin Board

Our common stock has been quoted on the OTC Bulletin Board under the symbol “LTVW.OB” since August, 2007. Since that time, there has not been any active trading of our securities.

Security Holders

As of January 31, 2008, there were 3,500,000 shares of common stock issued and outstanding, which were held by 64 stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Transfer Agent

Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33071.

Recent Sales of Unregistered Securities; Use of Proceed from Registered Securities

None.

Purchases of Our Equity Securities

None.

Item 6. Managements Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB.

This Plan of Operation contains forward-looking statements that involve risks, uncertainties, and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" elsewhere in this Annual Report.

Plan of Operation

We have not had any revenues since our inception on December 22, 2006. Over the next twelve months, we intend to license an LLLT product and proceed with selling this product under our own brand. We will seek to raise $150,000 in order to launch our business and marketing plan. The majority of the funds will be used in order to build tools and channels that will advance the market penetration of our products, as further discussed below.

We intend to license a LLLT device for re-branding and repackaging under the Lightview brand. Under any such licensing agreement we will seek to receive a reduced price from the manufacturer of the LLLT devices in return for paying a royalty fee on each device we sell. In this manner we will be able to purchase a greater amount of LLLT devices as well as to focus our resources on our marketing strategy. We intend to have as much of the product branding completed at the manufacturers site, in this way outsourcing the entire physical branding and packaging process. We will also seek to license devices from manufacturers of LLLT devices that have: consistent stocks of generic (no label) devices for delivery and/or are able to produce devices on short notice. In case we are forced to purchase stock items with no labels, we will require our labeling to be placed on the devices. Depending on the costs, we may seek to have the manufacturer complete the packaging process at his facility or we may simply ship the products to a local re-packaging center in the United States.

As we purchase more devices from the same manufacturer we expect to be able to improve our payment terms with the manufacturer.

Our marketing strategy will focus on creating a brand name for our products with the least amount of expenditure. We intend to create this branding by showcasing our products utilizing today’s inexpensive media- the internet. We intend to stay away from conventional and expensive advertising strategies such as print, billboard, and the purchase of expensive television airtime. We will use the internet to drive customers to our web-site and produce an infomercial which will be given out for free to future agents/distributors.

Our web-site will be informative in nature and showcase the benefits of our product’s technologies. Our site will be an e-commerce site which will allow interested parties to purchase our products online.

We will make use of internet marketing in the following manner:

a.
Use of Blogs - We intend to utilize the power of direct communication through internet blogs (WebLogs), internet forums where discussions take place), and internet chats (instant communication with individuals online with the ability to instantaneously reply/respond) in order to discuss the benefits of our products.

b.
Pay Advertising - Banner and Email Campaigns. Recent technology has allowed for the capture of specified demographics which will allow us to pay based on clicks on our banner, actual leads registered on our web site, or by actual sales. When building our brand we will seek to get as much exposure for our brand, hence we will place many banners on health and beauty web sites. In order to further target our potential customers and focus expenditures, we will hire web advertising space aggregators such as Value Click which allow advertisers to target banner ads by key demographics including age, gender, household income, race etc.

c.
Direct Affiliation Programs - We intend to create an affiliate program which will allow other web sites to sell our product on-line on their web sites. These web sites will offer their audience information on our products and also allow users to purchase our products through their web-sites. We will pay a commission on the sales generated to the web-site owners through whom our products were purchased through.

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

The tracking of all of our marketing/advertising will be analyzed. We will use backend analysis software such as Onestat.com to analyze the data and source of the leads registering or hitting our site. In this way we will be able to focus our marketing and advertising to the web sites offering us the highest click through/registration and sale of our products.

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

On December 21, 2007, Geeks on Call Holdings, Inc. was incorporated as a wholly owned subsidiary of the Company under the laws of the State of Delaware. The wholly owned subsidiary was formed for the purpose of changing the state of incorporation of the Company from Nevada to Delaware through a merger transaction which was completed on January 23, 2008, and the name of the Company to Geeks On Call Holdings, Inc. Under the terms of the merger, shares of common stock of the Company were exchanged for shares of common stock of Geeks On Call Holdings, Inc, par value $0.001 per share. The Company’s stockholders received 1.3 shares of Geeks On Call Holdings, Inc. common stock for each share of the Company common stock owned on the date of the merger. The stockholders’ percentage ownership of the surviving corporation will not be affected by the merger.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of December 31, 2007, we had approximately $4,278 in cash. We expect to incur a minimum of $150,000 in expenses during the next twelve months of operations. We estimate that these will be comprised of the following expenses:

Market Analysis	$15,000	Conducting research into the most profitable sector, proper marketing techniques, and possibly questionnaires.
Business Development	$20,000	Securing licensed products and planning of business strategy.
Legal/Accounting	$20,000	Legal and accounting
Marketing Collateral	$10,000	Logo, brochure, presentation and product sheets
Web Site	$20,000	Web site creation and marketing including SEO, SEM and ad words
Infomercial Production	$35,000	Financing the production of a 5 and 15minute infomercial.
Trade Shows	$30,000	Attend at least 1 trade show and showcase with 1 booth
Total	$150,000

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements included herein regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements.

LIGHTVIEW, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

Report of Registered Independent Auditors	F-2

Consolidated financial Statements-

Consolidated Balance Sheet as of December 31, 2007	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2007,
Period Ended December 31, 2006, and Cumulative from Inception	F-4

Consolidated Statements of Stockholders’ (Deficit) for the Year Ended December 31, 2007,
Period Ended December 31, 2006, and Cumulative from Inception	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007,
Period Ended December 31, 2006, and Cumulative from Inception	F-6

Notes to Consolidated Financial Statements December 31, 2007, and 2006	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Lightview, Inc.:

We have audited the accompanying consolidated balance sheet of Lightview, Inc. and subsidiary (a Nevada corporation in the development stage) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for each of the two years in the period ended December 31, 2007, and from inception (December 22, 2006) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightview, Inc., and subsidiary as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, and from inception (December 22, 2006) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
January 31, 2008.

LIGHTVIEW, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2007

ASSETS

2007
Current Assets:
Cash in bank	$4,278
Prepaid rent	71

Total current assets	4,349

Total Assets	$4,349

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$1,428
Accrued liabilities	6,000
Due to Director and stockholder	130

Total current liabilities	7,558

Total liabilities	7,558

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $0.001 per share, 5,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, par value $0.001 per share, 100,000,000 shares
authorized; 3,500,000 shares issued and outstanding	3,500
Additional paid-in capital	58,500
(Deficit) accumulated during the development stage	(65,209)

Total stockholders' (deficit)	(3,209)

Total Liabilities and Stockholders' (Deficit)	$4,349

The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

LIGHTVIEW, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2007, PERIOD ENDED DECEMBER 31, 2006,
AND CUMULATIVE FROM INCEPTION (DECEMBER 22, 2006)
THROUGH DECEMBER 31, 2007

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2007	2006	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	54,381	1,000	55,381
Office rent	4,800	129	4,929
Officers' compensation paid by issued shares	-	2,000	2,000
Other	2,339	10	2,349
Legal fees - Organization costs	151	399	550

Total general and administrative expenses	61,671	3,538	65,209

(Loss) from Operations	(61,671)	(3,538)	(65,209)

Other Income (Expense)	-	-	-

Provision for Income Taxes	-	-	-

Net (Loss)	$(61,671)	$(3,538)	$(65,209)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,394,041	1,100,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

LIGHTVIEW, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIODS FROM INCEPTION (DECEMBER 22, 2006)
THROUGH DECEMBER 31, 2007

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - December 22, 2006	-	$-	$-	$-	$-

Common stock issued for officers' compensation	2,000,000	2,000	-	-	2,000

Net (loss) for the period	-	-	-	(3,538)	(3,538)

Balance - December 31, 2006	2,000,000	$2,000	$-	$(3,538)	$(1,538)

Common stock issued for cash	1,500,000	1,500	58,500	-	60,000

Net (loss) for the period	-	-	-	(61,671)	(61,671)

Balance - December 31, 2007	3,500,000	$3,500	$58,500	$(65,209)	$(3,209)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LIGHTVIEW, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2007, PERIOD ENDED DECEMBER 31, 2006,
AND CUMULATIVE FROM INCEPTION (DECEMBER 22, 2006)
THROUGH DECEMBER 31, 2007

	Year Ended	Period Ended	Cumulative
	December 31,	December 31,	From
	2007	2006	Inception

Operating Activities:
Net (loss)	$(61,671)	$(3,538)	$(65,209)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	-	2,000	2,000
Changes in net liabilities-
Prepaid rent	(71)	-	(71)
Accounts payable - Trade	900	528	1,428
Accrued liabilities	5,000	1,000	6,000

Net Cash (Used in) Operating Activities	(55,842)	(10)	(55,852)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Issuance of common stock for cash	60,000	-	60,000
Due to Director and stockholder	-	130	130

Net Cash Provided by Financing Activities	60,000	130	60,130

Net Increase in Cash	4,158	120	4,278

Cash - Beginning of Period	120	-	-

Cash - End of Period	$4,278	$120	$4,278

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

On December 22, 2006, the Company issued 500,000 shares of common stock, valued at $500, to an officer of the Company for services rendered.

On December 28, 2006, the Company issued 1,500,000 shares of common stock, valued at $1,500, to an officer of the Company for services rendered.

The accompanying notes to consolidated financial statements are an integral part of these statements.

LIGHTVIEW, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

(1) Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Lightview, Inc. (“Lightview” or the “Company”) is a Nevada corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Nevada on December 22, 2006. The proposed business plan of the Company is to focus on the development and marketing of products and services that use laser technology. The accompanying consolidated financial statements include the accounts of Lightview and its wholly owned subsidiary Geeks on Calls Holdings, Inc. under the accrual basis of accounting. Intercompany transactions and balances have been eliminated in consolidation.

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

On December 21, 2007, Geeks on Call Holdings, Inc. was incorporated as a wholly owned subsidiary of the Company under the laws of the State of Delaware. The wholly owned subsidiary was formed for the purpose of changing the state of incorporation of the Company from Nevada to Delaware through a merger transaction to be completed on January 23, 2008, and the name of the Company to Geeks On Call Holdings, Inc.

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

LIGHTVIEW, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the year then ended December 31, 2007.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s consolidated financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of accounts payable - trade, accrued liabilities, and a loan from a Director and stockholder approximated fair value due to the short-term nature and maturity of these instruments.

 Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

LIGHTVIEW, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

Concentration of Risk

As of December 31, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

 Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying consolidated financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and expenses for the year ended December 31, 2007, period ended December 31, 2006, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage and has no operations. The proposed business plan of the Company is to focus on the development and marketing of products and services that use laser technology.

During the period from the date of inception (December 22, 2006) through December 31, 2007, the Company was incorporated, received initial working capital through a loan from a Director and stockholder, and completed a capital formation activity to raise up to $60,000 from the sale of 1,500,000 shares of common stock through a PPO to various stockholders. As of June 30, 2007, the Company had raised $60,000 in proceeds from the PPO. The Company also prepared and filed a Registration Statement on Form SB-2 with the SEC to register 1,500,000 shares of its common stock for selling stockholders. The Registration Statement on Form SB-2 was declared effective by the SEC on July 9, 2007. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

LIGHTVIEW, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Loan from Director and Stockholder

As of December 31, 2007, a loan from an individual who is a Director, officer, and stockholder of the Company amounted to $130. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

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

On December 21, 2007, Geeks on Call Holdings, Inc. was incorporated as a wholly owned subsidiary of the Company under the laws of the State of Delaware. The wholly owned subsidiary was formed for the purpose of changing the state of incorporation of the Company from Nevada to Delaware through a merger transaction which was completed on January 23, 2008, and the name of the Company to Geeks On Call Holdings, Inc.

LIGHTVIEW, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

(5) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2007, and 2006, were as follows (assuming a 15% effective tax rate):

	2007	2006

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$9,250	$531
Change in valuation allowance	(9,250)	(531)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2007, and 2006, as follows:

	2007	2006

Loss carryforwards	$9,781	$531
Less - Valuation allowance	(9,781)	(531)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year then ended December 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2007, the Company had approximately $65,200 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(6) Related Party Transactions

As described in Note 3, as of December 31, 2007, the Company owed $130 to an individual who is a Director, President, Treasurer, and stockholder of the Company.

As described in Note 4, the Company has issued 500,000 shares of its common stock to its Director, President, and Treasurer at par value for services rendered. The transaction was valued at $500.

LIGHTVIEW, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

As described in Note 4, the Company has entered into a transaction with its Director and Corporate Secretary for his services, and has issued a total of 1,500,000 shares of its common stock at a value of $1,500.

Effective December 22, 2006, the Company entered into a verbal agreement with an individual who is a Director, President, Treasurer, and stockholder of the Company to lease office space for operations in New York City, New York. The monthly lease rental amount is $400, and the term of the lease arrangement is month-to-month. As of December 31, 2007, the Company had prepaid $71 for rent related to the office space.

(7) Commitments

As discussed in Note 6, the Company entered into a verbal agreement for the lease of office space on a month-to-month basis with an individual who is a Director, officer, and stockholder of the Company. The monthly lease amount is $400.

(8) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

LIGHTVIEW, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations - Revised 2007,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(9) Subsequent Events

On January 23, 2008, the Company and its wholly owned subsidiary, Geeks On Call Holdings, Inc. a Delaware corporation, entered into an Agreement and Plan of Merger whereby the Company merged with the into Geeks On Call Holdings, Inc. such that the Company and Geeks On Call Holdings, Inc. became a single corporation named Geeks on Call Holdings, Inc. under the laws of the State of Delaware.

In addition, each share of common stock of the Company, par value $0.001 per share, that was issued and outstanding immediately prior to the merger was converted into 1.43333333 issued and outstanding shares of common stock, par value $0.001, of the surviving corporation so that the holders of all of the issued and outstanding shares of common stock of the Company immediately prior to the merger are the holders of common stock of the surviving corporation. All shares of Geeks On Call Holdings, Inc. owned by the Company immediately prior to the merger were surrendered to the surviving corporation and cancelled.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Davis Accounting Group P.C. is our registered independent auditor. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

Item 8A(T).  Controls and Procedures

Managements Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

None.

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Set forth below is certain information relating to our current directors and officers including their name, age, and business experience.

Name and Business Address	Age	Position

Ryan Goldstein 27 east 13th St. #4e New York, NY 10003	28	Chief Executive Officer, Treasurer, and Director

Daniel Kominars K-Valdemara St. 153-2-13 Riga, Latvia LV 1013	23	Secretary and Director

Mr. Ryan Goldstein has been our director and our President and Treasurer since our incorporation on December 22, 2007. Mr. Goldstein’s expertise lies in sales and marketing. He has extensive experience in the real estate sector and has worked in the New York City real estate market for the past six years. Between 2005 to the present, Mr. Goldstein was Director Leasing and Sales at Real Estate Brokerage Company, Cohen Smith Chang in New York City. Between 2004-2005, he was a licensed real estate broker at the Halstead Property Group in New York City. Prior to this, between 2002-2004, he was the principal and owner of Vertical Dwellings Inc, a New York City based licensed real estate agency. Between 2002-2001, he was a licensed real estate broker at the Metropolitan Property Group in New York City.

Mr. Daniel Kominars has been our director and Secretary since joining the Company on December 28, 2007. Mr. Kominars currently acts a self employed real estate broker in Riga, Latvia. From 2004 to the Present, he has worked as a real estate broker in Riga, Latvia. From 2002-2004 he was an analyst at for Selicia Baltic, a company specializing in metal construction. Mr. Kominars has a post-graduate degree in Entomology from the Moscow State University.

There are no familial relationship among our directors and officers. None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange
Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2007, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Auditors; Code of Ethics; Financial Expert

Our principal independent accountant is Davis Accounting Group P.C., Cedar City, Utah. We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only two directors, and such directors have been performing the functions of an audit committee. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors, who are also our officers. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Item 10. Executive Compensation.

Summary Compensation

Since our incorporation on December 22, 2006, Ryan Goldstein has been our President, Treasurer, and Director. He also served as our Secretary from December 22, 2006 until December 28, 2006. On December 22, 2006, we issued 500,000 shares of our common stock to Mr. Goldstein in consideration for his time, efforts, and services rendered in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $500. Our Board of Directors further determined that the value of shares of our common stock in December, 2006 was equal to their par value, $0.001 per share. Mr. Goldstein has not received any other compensation.

Since December 22, 2006, Daniel Kominars has been our Secretary and Director. On December 22, 2006, we issued 1,500,000 shares of our common stock to Mr. Kominars in consideration for his time, efforts, and services rendered in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $1,500. Our Board of Directors further determined that the value of shares of our common stock in December, 2006 was equal to their par value, $0.001 per share. Mr. Kominars has not received any other compensation.

We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from the date of our incorporation on December 22, 2006 through December 31, 2007, or thereafter.

The following table sets forth information concerning the compensation paid or earned for the period from the date of our incorporation on December 22, 2006 through December 31, 2007 for services rendered to our Company in all capacities by our principal executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) I	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Ryan Goldstein(1)	2006 2007	0	0	500(2)	0	0	0	0	500
Daniel Kominars(3)	2006	0	0	1,500(4)	0	0	0	0	1,500

(1) Mr. Goldstein has been serving as our President, Treasurer, and Director since December 22, 2006. He also served as our Secretary from December 22, 2006 until December 28, 2006.

(2) Represents the value of 500,000 shares of common stock issued on December 22, 2006 in consideration for his time, efforts, and services rendered in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $500. Our Board of Directors also determined that the fair market value of shares of our common stock in April, 2006 was equal to their par value, $0.001 per share.

(3) Mr. Kominars has been serving as our Secretary and Director since December 28, 2006.

(4) Represents the value of 1,500,000 shares of our common stock issued to Mr. Kominars on December 28, 2006 in consideration for his time, efforts, and services rendered in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $1,500. Our Board of Directors further determined that the value of shares of our common stock in December, 2006 was equal to their par value, $0.001 per share.

Outstanding Equity Awards

As of December 31, 2007, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Long Term Incentive Award Plans.

We have no long-term incentive plans.

Compensation of Directors

Ryan Goldstein and Daniel Kominars have been our only Directors since our incorporation on December 22, 2006. Except as disclosed above in the section entitled “Summary Compensation,” our Directors did not receive any compensation for their services rendered to our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Securities Authorized for Issuance under Equity Compensation Plans

We not have any compensation plan under which equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of January 31, 2008, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,500,000 shares of our common stock issued and outstanding as of January 31, 2008. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Lightview, Inc., 27 East 13th St., #4e, New York, NY 10003.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Ryan Goldstein(1)	Common	500,000	14.3%
Daniel Kominars (2)	Common	1,500,000	42.8%
Directors and Officers as a Group (2 persons)	Common	2,000,000	57.1%

(1)	Our President, Treasurer, and Director

(2)	Our Secretary and Director

Item 12. Certain Relationships and Related Transactions, and Director Independence.

On December 22, 2006 by action taken by our board of directors, we issued 500,000 shares of our common stock to Ryan Goldstein, our President, Treasurer, and Director. The shares were issued in consideration for his time, efforts, and services in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $500. Our Board of Directors further determined that the value of shares of our common stock on December 22, 2006 was equal to their par value, $0.001 per share. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Mr. Goldstein was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On December 28, 2006, by action taken by our board of directors, we issued 1,500,000 shares of our common stock to Daniel Kominars, our Secretary and Director. The shares were issued in consideration for his time, efforts, and services in connection with the founding of our Company. Our Board of Directors determined that such services had a value equal to $1,500. Our Board of Directors further determined that the value of shares of our common stock on December 28, 2006 was equal to their par value, $0.001 per share. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Mr. Kominars was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

Since our inception, December 22, 2006, the Company has been leasing its office space located at 27 East 13th St., #4e, New York, NY 10003, from Ryan Goldstein, who is a director and an officer of our Company, on a month-to-month basis at the rate of $400 per month.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 13. Exhibits.

The following exhibits are filed as part of this registration statement:

Exhibit	Description
3.1	Certificate of Incorporation of Registrant (*)
3.2	By-Laws of Registrant (*)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(*) Incorporated by reference herein from the Registrant's Registration Statement on Form SB-2 (Registration No. 333-143931) filed with the SEC on June 21, 2007, as amended on July 3, 2007 and July 6, 2007, respectively.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following is a summary of the fees billed to us by Davis Accounting Group P.C. for professional services rendered for the past two fiscal years:
Fee Category	Fiscal 2007 Fees

Audit Fees	$7,000
Tax Fees	$-
Total Fees	$7,000

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Davis Accounting Group P.C. in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTVIEW, INC.

February 1, 2008
	By:	/s/Ryan Goldstein
	Name:	Ryan Goldstein
	Title:	President, Treasurer, and Director
(Principal Executive,
Financial, and Accounting
Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

February 1, 2008	By:	/s/Ryan Goldstein
	Name:	Ryan Goldstein
	Title:	President, Treasurer, and Director
(Principal Executive,
Financial, and Accounting Officer)

February 1, 2008	By:	/s/ Daniel Kominars
	Name:	Daniel Kominars
	Title:	Secretary and Director