Form 10QSB
period 2008-02-29
Geeks On Call Holdings, Inc.
filed 2008-04-14
CIK 1403283

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-143931

GEEKS ON CALL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8097265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

814 Kempsville Road Suite 106, Norfolk, VA 23502
(Address of principal executive offices)

(757) 466-3448
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	13,800,000
(Class)	(Outstanding at April 14, 2008)

Transitional Small Business Disclosures Format (Check one): Yes ☐ No ☒

GEEKS ON CALL HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	August 31,
	2008	2007
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,363,875	$280,846
Accounts receivable, net of allowance for doubtful accounts of $36,519 and $15,893, respectively	301,781	248,091
Notes receivable, current portion	88,196	145,892
Lease receivable, current portion	14,725	-
Employee advances	65,761	-
Prepaid expenses and other current assets	458,779	255,402
Total current assets	2,293,117	930,231

Property and equipment, net of accumulated depreciation of $651,166 and $578,108, respectively	485,573	483,857

Other assets:
Deposits	1,784	1,784
Notes receivable, long term portion	431,621	406,999
Lease receivable, long term portion	8,550	-
Trademarks, net of accumulated amortization of $6,211 and $5,733, respectively	8,122	8,600
Total other assets	450,077	417,383

Total Assets	$3,228,767	$1,831,471

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,081,080	$1,142,087
Line of credit	-	200,000
Obligation under capital lease, current portion	92,167	53,909
Deferred franchise and initial advertising fees	141,607	271,450
Total current liabilities	1,314,854	1,667,446

Long-term liabilities:
Obligation under capital lease, long term portion	26,955	53,909
Shares subject to mandatory redemption	-	685,000
Deferred rent expense	51,379	50,914
Total liabilities	1,393,188	2,457,269

STOCKHOLDERS' EQUITY ( DEFICIT)
Preferred stock, par value $0.001; authorized 10,000,000 shares, none issued and outstanding	-	-
Preferred stock Class B, no par value; authorized 167,130 shares; issued and outstanding as of February 29, 2008 and August 31, 2007: -0- and 160,404 shares, respectively	-	2,152,417
Preferred stock Class C, no par value; authorized 128,870 shares; issued and outstanding as of February 29, 2008 and August 31, 2007: -0- and 119,784 shares, respectively	-	741,291
Common stock, par value of $0.001; authorized 100,000,000 and 5,000,000 shares respectively; Issued and outstanding as of February 29, 2008 and August 31, 2007: 13,800,000 and 4,707,229 shares, respectively	13,800	4,707
Additional paid-in capital	8,859,558	1,846,446
Accumulated deficit	(7,037,779)	(5,370,659)
Total stockholders' equity (deficit)	1,835,579	(625,798)

Total liabilities and stockholders' equity (deficit)	$3,228,767	$1,831,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
REVENUES:
Franchise, area developer and initial advertising fees	$141,055	$342,165	$403,865	$491,712
Royalties and advertising fees	1,259,378	1,463,736	2,576,579	2,966,594
Other	10,630	19,236	35,690	30,103
Total revenue	1,411,063	1,825,137	3,016,134	3,488,409

OPERATING EXPENSES:
Selling, general and administrative expenses	1,688,374	924,880	2,666,395	1,867,477
Advertising expense	873,622	930,718	1,872,321	1,786,808
Depreciation and amortization	37,150	41,749	73,536	86,470
Total operating expenses	2,599,146	1,897,347	4,612,252	3,740,755

Loss from operations	(1,188,083)	(72,210)	(1,596,118)	(252,346)

Other income (expense):
Other income	4,275	-	4,275	-
Dividends on mandatorily redeemable preferred stock	10,862	-	(6,340)	-
Interest income (expense), net	(364)	(13,900)	55	(21,547)

Net loss before provision for income taxes	(1,173,310)	(86,110)	(1,598,128)	(273,893)

Income taxes (benefit)	-	-	-	-

NET LOSS	(1,173,310)	(86,110)	(1,598,128)	(273,893)

Preferred stock dividend	9,199	58,672	68,992	118,465

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,182,509)	$(144,782)	$(1,667,120)	$(392,358)

Loss per shares, basic and diluted	$(0.16)	$(0.03)	$(0.28)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	7,370,627	4,703,122	6,038,933	4,703,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEAR ENDED AUGUST 31, 2007 AND FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008
(unaudited)

	Common stock		Preferred stock, Class A		Preferred stock, Class B		Preferred stock, Class C		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Adjusted for recapitalization:
Balance, September 1, 2006, adjusted for fractional shares issued in conjunction with merger on February 8, 2008	4,703,158	$4,703	-	$-	160,404	$1,979,661	119,784	$674,212	$1,836,832	$(3,983,170)	$512,238
Issuance of common stock to employees	4,071	4	-	-	-	-	-	-	9,614	-	9,618
Preferred stock dividend	-	-	-	-	-	172,756	-	67,079		(239,835)	-
Net loss	-	-	-	-	-	-	-	-	-	(1,147,654)	(1,147,654)
Balance, August 31, 2007	4,707,229	4,707	-	-	160,404	2,152,417	119,784	741,291	1,846,446	(5,370,659)	(625,798)
Fractional shares adjustment	10	-	-	-	-	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	49,696	-	19,296	-	(68,992)	-
Common stock issued in exchange for conversion of Series B preferred stock and accrued dividends on December 14, 2007	2,097,756	2,098	-	-	(160,404)	(2,202,113)	-	-	2,200,015	-	-
Common stock issued in exchange for conversion of Series C preferred stock and accrued dividends on December 14, 2007	655,475	656	-	-	-	-	(119,784)	(760,587)	759,931	-	-
Common stock issued in exchange for conversion of Series D redeemable preferred stock and accrued dividends on December 14, 2007	552,225	552	-	-	-	-	-	-	620,160	-	620,712
Cancellation of previously issued common stock for services rendered	(12,695)	(13)	-	-	-	-	-	-	(23,087)	-	(23,100)
Effect of merger with Geeks On Call Holdings, Inc. (formerly Lightview, Inc.) on February 8, 2008	2,150,000	2,150	-	-	-	-	-	-	(2,150)	-	-
Sale of common stock	3,650,000	3,650	-	-	-	-	-	-	3,193,253	-	3,196,903
Fair value of vested options to employees	-	-	-	-	-	-	-	-	264,990	-	264,990
Net loss	-	-	-	-	-	-	-	-	-	(1,598,128)	(1,598,128)
Balance, February 29, 2008	13,800,000	13,800	-	-	-	$-	-	$-	$8,859,558	$(7,037,779)	$1,835,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	February 29,	February 28,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,598,128)	$(273,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,536	86,470
Bad debt expense	64,022	-
Fair value of vested options issued to employees	264,990	-
Changes in operating assets and liabilities:
Accounts receivable	(117,712)	33,947
Prepaid expenses and other current assets	(203,377)	(351,557)
Employee advances	(65,761)	-
Deposits and other assets	-	25,000
Accounts payable and accrued liabilities	(15,295)	84,393
Deferred franchise fees	(129,843)	(77,930)
Deferred rent expense	465	2,081
Net cash used in operating activities	(1,727,103)	(471,489)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	43,239
Issuance (repayments) of loans to franchisees and others, net	9,799	(231,170)
Purchase of plant and equipment	(74,774)	(51,276)
Net cash used in investing activities	(64,975)	(239,207)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	(23,100)	-
Repayment of note obligation	(110,000)	-
Repayment of credit line	(200,000)
Proceeds (repayments) of capital lease obligation	11,304	(84,450)
Proceeds from issuance of shares subject to mandatory redemption	-	385,000
Repayments (advances) to preferred stockholders	-	(57,500)
Proceeds from sale of common stock	3,196,903	-
Net cash provided by financing activities	2,875,107	243,050
Net increase (decrease) in cash and cash equivalents	1,083,029	(467,646)
Cash and cash equivalents, beginning of period	280,846	667,856
Cash and cash equivalents, end of period	$1,363,875	$200,210
Supplement schedule of cash flow information
Interest paid	$14,719	$9,165
Income taxes paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of options issued to employees	$264,990	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended February 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2007 financial statements and footnotes thereto included in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2008.

Business and Basis of Presentation

Geeks On Call America, Inc. was incorporated under the laws of the State of Virginia on June 11, 2001 and subsequently reincorporated on December 14, 2007 under the laws of the State of Delaware. The Company provides quick-response, on-site computer solutions and telephone technical support (including services, on-going, support and training) primarily to small to medium business enterprises and residential computer users in the United States. On-site solutions are provided through a network of independent franchisees who are certified IT solutions providers conducting business under the trade names 1 800 905 GEEK and Geeks On Call®. While the Company has generated revenues from its franchise operations, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of February 29, 2008, the Company has accumulated losses of $7,037,779.

The condensed consolidated financial statements include the accounts of the Company, which is now named Geeks On Call Holdings, Inc., the registrant (formerly Lightview, Inc.) and Geeks On Call America, Inc., the wholly - owned subsidiary of Geeks On Call Holdings, Inc. (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Merger and Corporate Restructure

On February 8, 2008, the Company consummated a reverse merger by entering into an Agreement of Merger and Plan of Reorganization (“Merger”) with the stockholders of Geeks On Call America, Inc. (the “Share Exchange”), pursuant to which the stockholders of Geeks On Call America, Inc. (“Geeks”) exchanged all of the issued and outstanding capital stock of Geeks for 8,000,000 shares of common stock of Geeks On Call Holdings Inc., representing 79% of Geeks On Call Holdings, Inc.’s (the “ Parent”) outstanding capital stock, after the return to treasury and retirement of 2,866,667 shares of common stock of the Parent held by certain stockholders of the Parent made concurrently with the share exchange. Upon consummation of the Merger, Geeks became a wholly-owned subsidiary of the Parent (the “Company”).

The acquisition is accounted for as a “reverse acquisition”, since the stockholders of Geeks owned a majority of the Parent’s common stock immediately following the transaction. The combination of the two companies is recorded as a recapitalization of Geeks pursuant to which Geeks is treated as the surviving and continuing entity although the Parent is the legal acquirer. Accordingly, the Company’s historical financial statements are those of Geeks. The Company did not recognize goodwill or any intangible assets in connection with this transaction.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The total consideration paid was $-0- and the significant components of the transaction are as follows:

Geeks On Call Holdings, Inc. (Formerly named Lightview, Inc.) Summary Statement of Financial Position At February 8, 2008

Assets:	$-0-

Liabilities:

Net liabilities assumed	$-0-

Total consideration:	$-0-

Revenue Recognition

The Company accounts for revenue under the guidance provided by SFAS No. 45, “Accounting for Franchise Fee Revenue (as amended)” and EITF 00-21, “Revenue Arrangements With Multiple Deliverables”.

Franchise fee revenue is recognized when obligations of the Company to prepare the franchisee for operations have been substantially completed, with an appropriate provision for estimated uncollectible amounts. Area developer sales, wherein the Company sells the rights to develop a territory or market, are nonrefundable fees recognized upon signature of the Area Development Agreement and substantial completion of all obligations associated with the opening of the first franchise under the agreement. Initial advertising fees are recognized when the territory is open and the related advertising has been performed. Ongoing royalties and advertising fees are recognized currently as the franchised territory generates sales and ongoing advertising is performed.

Repossessed Franchises

From time to time the Company may recover franchise rights through repossession if a franchisee decides not to open a franchise. If, for any reason, the Company refunds the consideration received, the original sale is canceled, and revenue previously recognized is accounted for as a reduction in revenue in the period the franchise is repossessed. If franchise rights are repossessed but no refund is made (a) the transaction is not regarded as a sale cancellation, (b) no adjustment is made to any previously recognized revenue, (c) any estimated uncollectible amounts resulting from unpaid receivables is provided for, and (d) any consideration retained for which revenue was not previously recognized is reported as revenue.

Deferred Franchise Fees

The Company may receive all or part of the initial franchise or advertising fee prior to the execution of the franchise agreement of completion of the earnings process. These amounts are classified as deferred revenue until the fee qualifies to be recognized as revenue or is refunded.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash and cash equivalents. The Company had $1,363,875 in cash and cash equivalents at February 29, 2008.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for doubtful accounts

The Company periodically reviews its trade and notes receivables in determining its allowance for doubtful accounts. As of February 29, 2008 and August 31, 2007 allowance for doubtful accounts balance for trade receivables was $36,519 and 15,893, respectively.

Inventories

Inventories, totaling $134,992 and $69,453 as of February 29, 2008 and August 31, 2007, respectively, are stated at the lower of cost (first in, first out) or net realizable value, and consist primarily of products for sale to franchisees, business forms, marketing and promotional supplies for sale to the Company’s franchisees. Inventories are included in prepaid expenses and other current assets in the accompanying balance sheet.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, trade receivable and notes receivable. The Company keeps its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method as follows:

Office furniture and equipment	10 years
Computer equipment	5 years
Vehicles	5 years
Software	3 years
Leasehold improvements	lesser of lease terms or 7 years

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at February 29, 2008.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $873,622 and $930,718 as advertising costs for the three-month periods ended February 29 2008 and February 28, 2007, respectively and $1,872,321 and $1,786,808 for the six-month periods ended February 29, 2008 and February 28, 2007, respectively.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment" which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The effective date for our application of SFAS No. 123(R) is September 1, 2006. Management has elected to apply SFAS No. 123(R) commencing on that date.

As more fully described in Note 11 below, the Company granted 2,275,000 and -0- stock options during the six-month period ended February 29, 2008 and February 28, 2007, respectively to employees and directors of the Company under a non-qualified employee stock option plan.

As of February 29, 2008, 2,275,000 employee stock options were outstanding with 300,000 exercisable.

Segment reporting

The Company follows SFAS No. 130, “Disclosures about Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share

In accordance with SFAS No. 128, “Earnings per Share”, the basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding as if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

The following common stock equivalents were excluded from the calculation of the diluted loss per share for the three and six month periods ended February 29, 2008 and February 28, 2007 since the effect would have been anti-dilutive:

	Three Months ended February 29, 2008	Three Months ended February 28, 2007	Six Months ended February 29, 2008	Six Months ended February 28, 2007
Warrants	1,875,000	-	1,875,000	-
Stock options for common stock	300,000	-	300,000	-
Class B preferred stock, if converted	-	1,969,742	-	1,969,742
Class C preferred stock, if converted	-	619,480	-	619,480
Total	2,175,000	2,589,222	2,175,000	2,589,222

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. SFAS No.156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company did not have a material impact on the Company's financial position, results of operations or cash flows.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In September 2006, FASB issued its SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 did not have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

GEEKS ON CALL HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $1,598,128 and $273,893 for the six-month period ended February 29, 2008 and February 28, 2007, respectively. Additionally, the Company has negative cash flows from operation of $1,727,103 and an accumulated deficit of $7,037,779 as of February 29, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

GEEKS ON CALL HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 2 - GOING CONCERN MATTERS (continued)

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

NOTE 3 - NOTES RECEIVABLE

Note receivables are recorded at cost, less allowance for doubtful accounts, if applicable. Repayment of the notes receivable is dependent on the performance of the underlying franchises that collateralize the notes receivable. An allowance, if applicable, is estimated based on a comparison of amounts due to the estimated fair value of the underlying franchise. There is no allowance as of February 29, 2008 and August 31, 2007.

At February 29, 2008 and August 31, 2007, the notes receivable consists of bridge loans offered to franchises during the period which the franchise is establishing their permanent financing with a third party lender. The notes receivable bear an interest rate of 9% per annum and are recorded at face value. Interest is recognized over the life of the note receivable.

A summary of the notes receivable are as follows:

	February 29, 2008	August 31, 2007
Notes receivable, 9% per annum, secured by Franchise	$519,817	$552,891
Less: Current portion:	(88,196)	(145,892)
Long term portion:	$431,621	$406,999

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of advance payments for advertising with various forms of media and saleable promotional supplies or inventories as follows:

	February 29, 2008	August 31, 2007
Prepaid expenses	$323,787	$185,949
Promotional supplies and inventories	134,992	69,453
	$458,779	$255,402

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT

As of February 29, 2008 and August 31, 2007; property and equipment was comprised of the following:

	February 29, 2008	August 31, 2007
Office furniture and equipment	$349,259	$349,259
Computer equipment	367,449	355,003
Vehicles	60,885	60,885
Software	307,879	245,551
Leasehold improvements	51,267	51,267
	1,136,739	1,061,965
Less: accumulated depreciation	(651,166)	(578,108)
	$485,573	$483,857

For the three-month periods ended February 29, 2008 and February 28, 2007, depreciation expense charged to operations was $36,911 and $41,510, respectively. For the six-month periods ended February 29, 2008 and February 28, 2007, depreciation expense charged to operations was $73,058 and $85,992, respectively.

NOTE 6 - TRADEMARKS

Trademarks are recorded at cost and are amortized ratably over 15 years as summarized below:

	February 29, 2008	August 31, 2007
Trademarks	$14,333	$14,333
Less accumulated amortization	(6,211)	(5,733)
	$8,122	$8,600

For the three-month period February 29, 2008 and February 28, 2007, the amortization expense charged to operations was $239 and $239, respectively. For the six-month period February 29, 2008 and February 28, 2007, the amortization expense charged to operations was $478 and $478, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of February 29, 2008 and August 31, 2007, accounts payable and accrued liabilities are comprised of the following:

	February 29, 2008	August 31, 2007
Accounts payable	$916,530	$970,013
Accrued salaries and expenses	153,386	169,197
Payroll taxes payable	11,164	2,877
	$1,081,080	$1,142,087

NOTE 8 - LINE OF CREDIT

The Company has established a revolving bank line of credit with a financial institution. On October 13, 2006, the line of credit was increased from $200,000 to $700,000. The line of credit accrues interest at prime plus 0.5% interest per annum and is collateralized by inventory, accounts receivable, equipment and other instruments of the Company. The line does not have an expiration date.

As of February 29, 2008, the Company had no borrowings against a line of credit.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 9 - SHARES SUBJECT TO MANDATORY REDEMPTION

Class D - Preferred Stock

During the year ended August 31, 2007, the Company sold an aggregate of 123,201 shares of its Class D Preferred Stock at an average price of $5.56 per share, mandatorily redeemable on the fifth anniversary from the date of issuance at market value of the Company multiplied by the put fraction as described in the Articles of Incorporation. The put fraction numerator is the number of shares of common stock the Class D Preferred stock is convertible into and the denominator is the sum of these shares plus the then outstanding common stock.

The holder of Class D Preferred stock will have the right to convert all, but not less than all, of the Class D Preferred stock at the option of the holder at any time into Common stock. The number of shares of Common stock is determined as follows: the sum of (A) the number of shares being converted plus (B) all earned but unpaid dividends with respect to converted shares, whether or not declared, to and including the time to conversion, divided by 5.56 plus (C) a fraction, numerator of which is 5.56 multiplied by the number of shares being converted, and the denominator of which is 3.85.

The Company has properly classified the Class D Preferred stock as liabilities at August 31, 2007 because these instruments embody obligations to repurchase the Company’s equity shares that require the Company to settle by transferring its assets at the holders’ option not the issuer’s option.

On December 14, 2007, the Company issued 534,828 shares of common stock in exchange for 103,417 shares of Class D Preferred Stock and issued 17,397 shares of common stock in settlement of unpaid dividends. Additionally, the Company issued a promissory note for $110,000 in exchange for the remaining 19,784 shares of Class D Preferred Stock. The promissory note was paid off as of February 29, 2008

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred stock

As of August 31, 2007, the Company was authorized four classes of preferred stock: Class A has 200,000 authorized shares; Class B has 167,130 authorized shares; Class C has 128,870 authorized shares and Class D has 179,860 authorized shares. All classes have no par value.

On December 14, 2007, the Company filed an “Amended and Restated Certificate of Incorporation” with the State of Delaware. With the amendment and restatement, the Company is authorized to issue two classes of stock to be designated, respectively, “Common Stock” and “Preferred Stock”. The total number of shares the Company is authorized to issue is five million seven hundred thousand (5,700,000) shares. Five million (5,000,000) shares shall be $0.001 par value Common Stock and seven hundred (700,000) shares shall be $0.001 par value Preferred stock. The Preferred Stock authorized by the Amended and Restated Certificate of Incorporation may be issued from time to time in one or more class.

As a result of the merger as of February 8, 2008 described in Note 1 above, the Company is authorized to issue 10,000,000 of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

Class A - Preferred stock

Class A - Preferred stock did not carry voting rights and is redeemable upon demand at the original purchase price plus any accrued dividends. Each share is convertible by the holder into one share of common stock after a holding period of one year. As of May 6, 2004; all outstanding shares of Class A - Preferred stock were converted into common shares.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

Class B - Preferred stock

Class B Preferred stock carried voting rights and is entitled to receive, when and as declared by the board of directors, cumulative annual dividends at an annual rate of $1.077 per share. The dividends accumulate and accrue on a day to day basis whether or not earned or declared. Unless all accumulative dividends of Class B Preferred stock for all past and current dividend periods have been paid or declared, no dividends other than a dividend solely in common stock will be paid or declared by the Company. The Company cannot sell, redeem or acquire shares of its common stock or Class A Preferred stock unless all cumulative dividends of Class B Preferred stock have been paid or declared.

Holders of the Class B Preferred stock can require the Company to repurchase the shares five years from the date of issuance at market value of the Company multiplied by the put fraction. The put fraction numerator is the number of shares of common stock the Class B Preferred stock is convertible into and the denominator is the sum of the total number of shares of common stock into which all securities of the Company convertible into common stock then outstanding could be converted (including all such shares included in the numerator of the put fraction).

Conversion

The holder of Class B Preferred stock will have the right to convert all, but not less than all, of the Class B Preferred stock at the option of the holder at any time into Common stock. The number of shares of Common Stock is determined as follows: the sum of the Conversion Ratio Share Number and the Return of Capital Share Number. For purposes of such calculation, the following terms shall have the following meanings:

“Conversion Ratio Share Number” means the product of (A) 1.00186 and (B) the sum of (y) the number of shares being converted multiplied by 3 and (z) the Dividend Accrual Share Number

“Dividend Accrual Share Number” means all earned but unpaid dividends with respect to converted shares, whether or not declared, to and including, the time of conversion, divided by 10.77.

“Return of Capital Share Number” means the quotient of (A) 10.77 multiplied by the number of shares being converted, divided by (B) 3.85

In December 2005, the Company redeemed 2,669 shares of Class B Preferred stock at $21.54 per share.

In March 2006, the Company redeemed 4,057 shares of Class B Preferred stock at $21.54 per share.

In December 14, 2007, the Company issued 1,969,742 shares of common stock in exchange for the remaining 160,404 shares of Class B Preferred Stock and issued 128,014 shares of common stock in settlement of accumulative and unpaid dividends.

Class C - Preferred stock

Class C Preferred stock carried voting rights and is entitled to receive, when and as declared by the board of directors, cumulative annual dividends at an annual rate of $0.56 per share. The dividends accumulate and accrue on a day to day basis whether or not earned or declared. Unless all accumulative dividends of Class C Preferred stock for all dividend periods have been paid or declared, no dividends other than a dividend solely in common stock will be paid or declared by the Company. The Company cannot sell, redeem or acquire shares of its common stock unless all cumulative dividends of Class C Preferred stock have been paid or declared.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

Conversion

The any holder of Series C Preferred stock will have the right to convert all, but not less than all, of the Series C Preferred stock at the option of the holder at any time into Common stock. The number of shares of Common stock is determined as follows: the sum of (A) the number of shares being converted plus (B) all earned but unpaid dividends with respect to converted shares, divided by 5.56 plus (C) a fraction, numerator of which is 5.56 multiplied by the number of shares being converted, and the denominator of which is 3.85.

Holders of the Class C Preferred stock can require the Company to repurchase the shares commencing five years from the date of issuance at market value of the Company multiplied by the put fraction. The put fraction numerator is the number of shares of common stock the Class C Preferred stock is convertible into and the denominator is the sum of the total number of shares of common stock into which all securities of the Company convertible into common stock then outstanding could be converted (including all such shares included in the numerator of the put fraction).

During the year ended August 31, 2006, the Company sold an aggregate of 119,784 shares of its Class C Preferred stock at an average price of $5.56 per share adjusted for stock dividends, splits or issuances of common stock below the initial conversion price.

In December 14, 2007, the Company issued 619,480 shares of common stock in exchange for 119,784 shares of Class C-Preferred stock (representing all) and issued 35,995 shares of common stock in settlement of accumulative and unpaid dividends.

All issued and outstanding preferred stock had been converted to the Company’s common stock as of February 29, 2008.

Common stock

The Company is authorized to issue 100,000,000 shares of its common stock with a par value of $.001. As of February 29, 2008 and August 31, 2007, there were 13,800,000 and 4,707,229 shares of common stock issued and outstanding.

In conjunction with the merger as described on February 8, 2008; the Company split it’s outstanding shares of common at a ratio of 1:2.115868. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the split.

In year ended August 31, 2007, the Company issued an aggregate of 4,071 shares of common stock for services rendered valued at $9,618

On December 14, 2007, the Company issued a total of 2,097,756 shares of common stock in exchange for 160,404 shares of Class B Preferred stock and accrued and unpaid dividends.

On December 14, 2007, the Company issued a total of 655,475 shares of common stock is exchange for 119,784 shares of Class C Preferred stock and accrued and unpaid dividends.

On December 14, 2007, the Company issued a total of 552,225 shares of common stock in exchange for 103,417 shares of Class D Preferred stock and accrued and unpaid dividends

NOTE 11 - WARRANTS AND OPTIONS

During the six-month period ended February 29, 2008, the Company issued 1,825,000 warrants to purchase its common stock at $1.50 per share over the next five years. The warrants were issued in conjunction with the private placement of the Company’s common stock.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 29, 2008
(unaudited)

NOTE 11 - WARRANTS AND OPTIONS (continued)

Restricted Stock Awards.

On February 8, 2008, the Company established a non qualified “2008 Equity Incentive Plan” whereby the Company may grant options with vesting to be determined from time to time at the prevailing market price of the stock at the time of the grant date. The terms of the options are not to exceed ten years. The Company has reserved 3,000,000 shares of its common stock under the incentive plan.

On February 8, 2008, the Company granted an aggregate of 2,275,000 options to purchase its common stock at $1.00 per share over the next six years. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $264,990 was recorded as stock compensation expense for the three and six month period ended February 29, 2008. The following assumptions were utilized: Dividend yield: -0-%, volatility: 124.86%; risk free rate: 2.60%; expected life: 6 years.

NOTE 12 - RELATED PARTY TRANSACTIONS

As of February 29, 2008; the Company was due for travel and other advances from officers and employees of $65,761. Subsequent to February 29, 2008; all advances have been repaid.

In October 2007, the Company entered into an exclusive private label/marketing agreement (the “Agreement”) with Telkonet, Inc. (a major supplier of the Company) for products under the trade name Geek Link System. Pursuant to the Agreement, the Company is to resale these private labeled products to customers through the Company’s existing network of franchisees. In addition, the Company, Telkonet, Inc. and certain stockholders of the Company entered into an agreement whereby Telkonet, Inc. acquired 1,160,043.435 shares of the Company’s common stock from these existing stockholders, which in effect transferred 39.6% ownership in the Company to Telkonet, Inc. by these stockholders. With the effect of the December 14, 2007 preferred stock conversion, Telkonet Inc.’s ownership of the Company decreased to 30.68%.

NOTE 13 - SUBSEQUENT EVENTS

On March 12, 2008, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Mr. Gregory C. Hutson (the “Seller”).

Pursuant to the Agreement, the Company acquired from the Seller certain software or protocol known as quiXsupport Helpdesk Software, together with related intellectual property rights, including the rights to the domain names RemoteMe.com, Virtual-Geek.com and MrHelpdesk.com (the “TTS Process”). In consideration for the acquired assets, the Company agreed to pay the Seller $100,000 in cash and 125,000 shares of unregistered common stock. The Agreement does not prohibit the Company from licensing or otherwise acquiring other technology in the future which may be similar to the TTS Process.

In connection with the acquisition of the assets, the Company entered into a consulting agreement with the Seller expiring on September 30, 2009 (the “Consulting Agreement”). The consulting fees payable to the Seller are approximately $76,000 over the term of the Consulting Agreement.

On March 28, 2008, the board of directors appointed Keith Wesp to the position of Vice President of Finance and Richard Artese to the position of Executive Vice President and Chief Operating Officer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates in Norfolk, Virginia through its wholly owned subsidiary, Geeks On Call America, Inc. (“Geeks”), a Delaware corporation.

The Company through its subsidiary is presently engaged in providing quick-response, on-site computer solutions and telephone technical support (including services, on-going, support and training) primarily to small to medium business enterprises and residential computer users in the United States. On-site solutions are provided through a network of independent franchisees who are all certified professional IT solutions providers conducting business under the trade names 1 800 905 GEEK and Geeks On Call®. During the second quarter the Company commenced the development of company owned territories, in geographical locations with no existing franchise resources, in order to expedite the growth of their national operations footprint.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company accounts for revenue under the guidance provided by SFAS No. 45, “Accounting for Franchise Fee Revenue (as amended)” and EITF 00-21, “Revenue Arrangements With Multiple Deliverables”.

Franchise fee revenue is recognized when obligations of the Company to prepare the franchisee for operations have been substantially completed, with an appropriate provision for estimated uncollectible amounts. Area developer sales, wherein the Company sells the rights to develop a territory or market, are nonrefundable fees recognized upon signature of the Area Development Agreement and substantial completion of all obligations associated with the opening of the first franchise under the agreement. Initial advertising fees are recognized when the territory is open and the related advertising has been performed. Ongoing royalties and advertising fees are recognized currently as the franchised territory generates sales and ongoing advertising is performed.

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment" which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The effective date for our application of SFAS No. 123(R) is September 1, 2006. Management has elected to apply SFAS No. 123(R) commencing on that date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. SFAS No.156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, FASB issued its SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 did not have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Results of Operations

Three Months Ended February 29, 2008 compared to Three Months Ended February 28, 2007

Revenue

The following table summarizes our revenues for the three months ended February 29, 2008 and February 28, 2007:

	Three months ended
	February 29, 2008	February 28, 2007
Total Revenue	$1,411,063	$1,825,137

For the three months ended February 29, 2008, revenue decreased by $414,074 as compared to the similar period in 2007. This decrease in revenue was primarily attributable to a reduction in the number of active operating franchises and their corresponding royalty revenues, and a reduction in the granting of new franchises.

Selling, general and administrative expenses

The following table summarizes our selling, general and administrative expenses for the three months ended February 29, 2008 and February 28, 2007:

	Three months ended
	February 29, 2008	February 28, 2007
Selling, general and administrative expenses	$1,688,374	$924,880

For the three months ended February 29, 2008, selling, general and administrative expenses were $1,688,374 as compared to $924,880 for the three months ended February 28, 2007. The increase in selling, general and administrative expenses of $763,494 are attributable to the costs associated with the reverse merger and the hiring of additional staff and consultants as well as the stock based compensation of $264,900 charged to operations during the current quarter ended February 29, 2008

Advertising expense

The following table summarizes our advertising expense for the three months ended February 29, 2008 and February 28, 2007:

	Three months ended
	February 29, 2008	February 28, 2007
Advertising expense	$873,622	$930,718

Our advertising expense for three months ended February 29, 2008, were $873,622 compared to $930,718 for the three months ended February 28, 2007. The decrease in advertising expense was directly related to a reduction in the number of active operating franchises.

Results of Operations (continued)

Depreciation and amortization

The following table summarizes our depreciation and amortization for the three months ended February 29, 2008 and February 28, 2007:

	Three months ended
	February 29, 2008	February 28, 2007
Depreciation and amortization	$37,150	$41,749

Depreciation and amortization decreased by $4,599 for the three months ended February 29, 2008 compared to the three months ended February 28, 2007. The decrease is attributed to the reduction in depreciable assets as being fully depreciated.

Six Months Period Ended February 29, 2008 compared to Six Months Period Ended February 28, 2007

Revenue

The following table summarizes our revenue for the six months ended February 29, 2008 and February 28, 2007:

	Six months ended
	February 29, 2008	February 28, 2007
Total Revenue	$3,016,134	$3,488,409

For the six months ended February 29, 2008, revenue decreased by $472,275 as compared to the similar period in 2007. This decrease is primarily attributable to a reduction in the number of active operating franchises and corresponding royalty revenues.

Selling, general and administrative expenses

The following table summarizes our selling, general and administrative expenses for the six months ended February 29, 2008 and February 28, 2007:

	Six months ended
	February 29, 2008	February 28, 2007
Selling, general and administrative expenses	$2,666,395	$1,867,477

For the six months ended February 29, 2008, selling, general and administrative expenses were $2,666,395 as compared to $1,867,477 for the six months ended February 28, 2007. The increase in selling, general and administrative expenses of $798,918 are attributable to the costs associated with the reverse merger and the hiring of additional staff and consultants as well as the stock based compensation of $264,990 charged to operations during the second quarter ended February 29, 2008.

Advertising expense

The following table summarizes our advertising expense for the six months ended February 29, 2008 and February 28, 2007:

	Six months ended
	February 29, 2008	February 28, 2007
Advertising expense	$1,872,321	$1,786,808

Our advertising expense for the six months ended February 29, 2008, were $1,872,321 compared to $1,786,808 for the six months ended February 28, 2007. This increase was attributable to franchises sold in prior quarters which became operational this quarter.

Results of Operations (continued)

Depreciation  and amortization

The following table summarizes our depreciation and amortization for the six months ended February 29, 2008 and February 28, 2007:

	Six months ended
	February 29, 2008	February 28, 2007
Depreciation and amortization	$73,536	$86,470

Depreciation and amortization decreased by $12,934 for the six months ended February 29, 2008 compared to the same period in 2007. The decrease is due to the reduction in depreciable assets as being fully depreciated.

Liquidity and Capital Resources

As of February 29, 2008, we had cash and cash equivalents of $1,363,875, as compared to $280,846 as of August 31, 2007. The increase is attributable to the proceeds from a private placement funding. We have historically met our liquidity requirements from a variety of sources, including private placements and a line of credit with a banking facility. As of February 29, 2008 we had no borrowings from any banking facility.

Cash flows used in operating activities totaled $1,727,103 for the six months ended February 29, 2008 was primarily due to the costs associated with the closing of the reverse merger.

Cash flows used in investing activities for the six months ended February 29, 2008 was primarily attributable to purchases of property and equipment of $74,774.

Cash flows provided by financing activities for the six months ended February 29, 2008 were primarily attributable to the proceeds from the sale of common stock in connection with the private placement in the amount of $3,196,903.

Going Concern Matters

The independent auditors report on our August 31, 2007 and 2006 financial statements included in our Current Report on Form 8-K dated February 8, 2008 states that we have experienced recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations.

A large portion of the 2nd quarter losses are attributable to one time costs associated with the process of raising capital and becoming a public company along with the retirement of debt. These losses are not recurring.

Management has developed a strategic plan to address our requirements for generating cash flow and achieving profitable operations.

We aim to move towards profitability by accelerating the growth of our existing franchise network, while simultaneously opening company operated territories, the first of which are located in 4 major US markets including Phoenix, AZ, Sacramento, CA, Northwestern, VA and Kansas City, MO.

We are also launching an endorsed vendor program strengthening brand awareness and delivering value added IT solutions to the franchise community. These new business to business relationships will grow recurring revenue and increase our royalty base.

We cannot however make assurances that our business operations will develop and provide us with significant cash to continue operations.

OFF-BALANCE SHEET ARRANGEMENTS

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors set forth in the Current Report of Form 8-K filed by us with the Securities and Exchange Commission on February, 13, 2008 before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We have sought to identify what we believe are significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.

Forward-Looking Statements

We may from time to time make written or oral statements that are "forward-looking," including statements contained in this Form 10QSB and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) volatility or decline of our stock price;

(b) potential fluctuation in quarterly results;

(c) our failure to earn revenues or profits;

(d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) inadequate capital to continue business;

(f) changes in demand for our products and services;

(g) rapid and significant changes in markets;

(h) litigation with or legal claims and allegations by outside parties; and

(i) insufficient revenues to cover operating costs.

You should read the discussion and analysis in conjunction with our financial statements and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (February 29, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the six month period ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no pending or threatened, legal proceedings, government actions, administrative actions, investigations or claims against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as previously included in our Current Reports on Form 8-K filed with the Securities and Exchange Commission, we have not sold any equity securities during the period covered by this Report that were not registered under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 8, 2008, our stockholders, acting by majority written consent, approved the transactions disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2008.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 31.1*	Section 302 Certification of Principal Executive Officer

Exhibit 31.2*	Section 302 Certification of Principal Financial Officer

Exhibit 32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEEKS ON CALL HOLDINGS, INC.

Date: April 14, 2008	By:	/s/ Richard Cole
Richard Cole
Chief Executive Officer