Form 10QSB
period 2008-05-31
Geeks On Call Holdings, Inc.
filed 2008-07-15
CIK 1403283

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	14,117,500
(Class)	(Outstanding at July 14, 2008)

Transitional Small Business Disclosures Format (Check one): Yes ☐ No ☒

GEEKS ON CALL HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$218,944	$280,846
Accounts receivable, net of allowance for doubtful accounts of $14,181 and $15,893, respectively	293,211	248,091
Notes receivable, current portion	105,071	145,892
Lease receivable, current portion	18,881	-
Prepaid expenses and other current assets	483,723	255,402
Total current assets	1,119,830	930,231

Property and equipment, net of accumulated depreciation of $716,328 and $578,108, respectively	775,467	483,857

Other assets:
Deposits	2,034	1,784
Notes receivable, long term portion	191,797	406,999
Customer lists, net of accumulated amortization of $2,575	151,925	-
Trademarks, net of accumulated amortization of $6,450 and $5,733, respectively	7,883	8,600
Total other assets	353,639	417,383

Total Assets	$2,248,936	$1,831,471

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,581,455	$1,142,087
Line of credit	-	200,000
Note payable, current portion	49,401	-
Obligation under capital lease, current portion	80,836	53,909
Deferred franchise and initial advertising fees	99,537	271,450
Total current liabilities	1,811,229	1,667,446

Long-term liabilities:
Obligation under capital lease, long term portion	13,477	53,909
Note payable, long term portion	100,830	-
Shares subject to mandatory redemption	-	685,000
Deferred rent expense	51,612	50,914
Total liabilities	1,977,148	2,457,269

STOCKHOLDERS' EQUITY ( DEFICIT)
Preferred stock, par value $0.001; authorized 10,000,000 shares, none issued and outstanding	-	-
Preferred stock Class B, no par value; authorized 167,130 shares; issued and outstanding as of May 31, 2008 and August 31, 2007: -0- and 160,404 shares, respectively	-	2,152,417
Preferred stock Class C, no par value; authorized 128,870 shares; issued and outstanding as of May 31, 2008 and August 31, 2007: -0- and 119,784 shares, respectively	-	741,291
Common stock, par value of $0.001; authorized 100,000,000 and 5,000,000 shares respectively; issued and outstanding as of May 31, 2008 and August 31, 2007: 13,950,000 and 4,707,229 shares, respectively	13,950	4,707
Common shares to be issued	187,500	-
Additional paid-in capital	8,859,408	1,846,446
Accumulated deficit	(8,789,070)	(5,370,659)
Total stockholders' equity (deficit)	271,788	(625,798)

Total liabilities and stockholders' equity (deficit)	$2,248,936	$1,831,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2008	2007	2008	2007
REVENUES:
Franchise, area developer and initial advertising fees	$201,289	$437,051	$605,154	$928,763
Royalties and advertising fees	1,053,074	1,471,649	3,629,653	4,438,243
Other	6,792	13,285	42,482	43,388
Total revenue	1,261,155	1,921,985	4,277,289	5,410,394

OPERATING EXPENSES:
Selling, general and administrative expenses	2,196,183	924,960	4,862,578	2,792,438
Advertising expense	758,229	909,703	2,630,550	2,696,511
Depreciation and amortization	67,976	41,841	141,512	128,311
Total operating expenses	3,022,388	1,876,504	7,634,640	5,617,260

Income (loss) from operations	(1,761,233)	45,481	(3,357,351)	(206,866)

Other income (expense):
Other income	4,394	-	8,669	-
Dividends on mandatory redeemable preferred stock	-	-	(6,340)	-
Interest income (expense), net	5,548	(12,817)	5,603	(34,364)

Net income (loss) before provision for income taxes	(1,751,291)	32,664	(3,349,419)	(241,230)

Income taxes (benefit)	-	-	-	-

NET INCOME (LOSS)	(1,751,291)	32,664	(3,349,419)	(241,230)

Preferred stock dividend	-	60,920	68,992	179,385

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,751,291)	$(28,256)	$(3,418,411)	$(420,615)

Loss per shares, basic and diluted	$(0.13)	$(0.01)	$(0.39)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	13,950,000	4,703,158	8,703,416	4,703,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEAR ENDED AUGUST 31, 2007 AND FOR THE NINE MONTHS ENDED MAY 31, 2008
(unaudited)

	Common stock		Preferred stock, Class A		Preferred stock, Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Adjusted for recapitalization:

Balance, September 1, 2006, adjusted for fractional shares issued in conjunction with merger on December 14, 2007	4,703,158	$4,703	-	$-	160,404	$1,979,661

Issuance of common stock to employees	4,071	4	-	-	-	-

Preferred stock dividend	-	-	-	-	-	172,756

Net loss	-	-	-	-	-	-

Balance, August 31, 2007	4,707,229	4,707	-	-	160,404	2,152,417

Rounding	10	-	-	-	-	-

Preferred stock dividend	-	-	-	-	-	49,696

Common stock issued in exchange for conversion of Series B preferred stock and accrued dividends on December 14, 2007	2,097,756	2,098	-	-	(160,404)	(2,202,113)

Common stock issued in exchange for conversion of Series C preferred stock and accrued dividends on December 14, 2007	655,475	656	-	-	-	-

Common stock issued in exchange for conversion of Series D redeemable preferred stock and accrued dividends on December 14, 2007	552,225	552	-	-	-	-

Cancellation of previously issued common stock for services rendered	(12,695)	(13)	-	-	-	-

Effect of merger with Geeks On Call Holdings, Inc (formerly Lightview, Inc.) on December 14, 2007	2,150,000	2,150	-	-	-	-

Sale of common stock	3,800,000	3,800	-	-	-	-

Fair value of vested options granted to employees	-	-	-	-	-	-

Common stock to be issued in exchange for acquired assets	-	-	-	-	-	-

Net loss	-	-	-	-	-	-

Balance, May 31, 2008	13,950,000	$13,950	-	$-	-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
YEAR ENDED AUGUST 31, 2007 AND FOR THE NINE MONTHS ENDED MAY 31, 2008
(unaudited)

	Preferred stock, Class C		Common stock	Additional	Accumulated
	Shares	Amount	To be issued	Paid in Capital	Deficit	Total
Adjusted for recapitalization:

Balance, September 1, 2006, adjusted for fractional shares issued in conjunction with merger on December 14, 2007	119,784	$674,212	$-	$1,836,832	$(3,983,170)	$512,238

Issuance of common stock to employees	-	-	-	9,614	-	9,618

Preferred stock dividend	-	67,079	-		(239,835)	-

Net loss	-	-	-	-	(1,147,654)	(1,147,654)

Balance, August 31, 2007	119,784	741,291	-	1,846,446	(5,370,659)	(625,798)

Rounding	-	-	-	-	-	-

Preferred stock dividend	-	19,296	-	-	(68,992)	-

Common stock issued in exchange for conversion of Series B preferred stock and accrued dividends on December 14, 2007	-	-	-	2,200,015	-	-

Common stock issued in exchange for conversion of Series C preferred stock and accrued dividends on December 14, 2007	(119,784)	(760,587)	-	759,931	-	-

Common stock issued in exchange for conversion of Series D redeemable preferred stock and accrued dividends on December 14, 2007	-	-		620,160	-	620,712

Cancellation of previously issued common stock for services rendered	-	-		(23,087)	-	(23,100)

Effect of merger with Geeks On Call Holdings, Inc (formerly Lightview, Inc.) on December 14, 2007	-	-		(2,150)	-	-

Sale of common stock	-	-		3,193,103	-	3,196,903

Fair value of vested options granted to employees	-	-		264,990	-	264,990

Common stock to be issued in exchange for acquired assets	-	-	187,500	-	-	187,500

Net loss	-	-	-	-	(3,349,419)	(3,349,419)

Balance, May 31, 2008	-	$-	$187,500	$8,859,408	$(8,789,070)	$523,811

The accompanying notes are an integral part of these condensed consolidated financial statements

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended May 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,349,419)	$(241,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,512	128,311
Bad debt expense	328,974	13,425
Fair value of vested options granted to employees	264,990	-
Changes in operating assets and liabilities:
Accounts receivable	(374,094)	(291,808)
Prepaid expenses and other current assets	(228,321)	(234,729)
Deposits and other assets	(250)	-
Accounts payable and accrued liabilities	458,081	82,743
Deferred franchise fees	(171,913)	(7,371)
Deferred rent expense	698	4,911
Net cash used in operating activities	(2,902,742)	(545,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	43,239
Issuance (repayments) of loans to franchisees and others, net	237,142	(463,360)
Purchase of property and equipment	(242,331)	(54,203)
Net cash used in investing activities	(5,189)	(474,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	(23,100)	-
Repayment of note obligation	(110,000)	-
Repayment of credit line	(200,000)
Proceeds (repayments) of capital lease obligation	(13,505)	(45,812)
Proceeds from issuance of shares subject to mandatory redemption	-	435,000
Repayments of note payable	(4,269)	-
Proceeds from sale of common stock	3,196,903	-
Net cash provided by financing activities	2,846,029	389,188

Net decrease in cash and cash equivalents	(61,902)	(630,884)
Cash and cash equivalents, beginning of period	280,846	667,856

Cash and cash equivalents, end of period	$218,944	$36,972

Supplement disclosures of cash flow information Cash paid during the periods for:
Interest paid	$17,961	$13,540
Income taxes paid	$-	$-
Supplement disclosures of noncash investing and financing activities
Fair value of vested options granted to employees	$264,990	$-
Customer lists acquired through issuance of note payable	$154,500	$-
Common stock to be issued in exchange for property and equipment	$187,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MAY 31, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended May 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2007 financial statements and footnotes thereto included in the Company's amendment no. 2 to the registration statement on Form S-1 filed with the SEC on July 7, 2008.

Business and Basis of Presentation

Geeks On Call America, Inc. was incorporated under the laws of the State of Virginia on June 11, 2001 and subsequently reincorporated on December 14, 2007 under the laws of the State of Delaware. The Company provides quick-response, on-site computer solutions and telephone technical support (including services, on-going, support and training) primarily to small to medium business enterprises and residential computer users in the United States. On-site solutions are provided through a network of independent franchisees who are certified IT solutions providers conducting business under the trade names 1 800 905 GEEK and Geeks On Call®. While the Company has generated revenues from its franchise operations, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of May 31, 2008, the Company has accumulated losses of $8,789,070.

The condensed consolidated financial statements include the accounts of the Company, which is now named Geeks On Call Holdings, Inc., the registrant (formerly Lightview, Inc.) and Geeks On Call America, Inc., the wholly-owned subsidiary of Geeks On Call Holdings, Inc. (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Merger and Corporate Restructure

On February 8, 2008, the Company consummated a reverse merger by entering into an Agreement of Merger and Plan of Reorganization (“Merger”) with the stockholders of Geeks On Call America, Inc. (the “Share Exchange”), pursuant to which the stockholders of Geeks On Call America, Inc. (“Geeks”) exchanged all of the issued and outstanding capital stock of Geeks for 8,000,000 shares of common stock of Geeks On Call Holdings, Inc., representing 79% of Geeks On Call Holdings, Inc.’s (the “Parent”) outstanding capital stock, after the return to treasury and retirement of 2,866,667 shares of common stock of the Parent held by certain stockholders of the Parent made concurrently with the share exchange. Upon consummation of the Merger, Geeks became a wholly-owned subsidiary of the Parent (the “Company”).

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
MAY 31, 2008
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

Franchise fee revenue is recognized when (i) all material obligations of the Company to prepare the franchisee for operations have been substantially completed; and (ii) all material initial services to be provided by the Company have been performed, with an appropriate provision for estimated uncollectible amounts. Obligations to prepare the franchisee for operations are substantially completed upon the completion by the franchisee of the Company’s training program.

There are no other material conditions or commitments or obligations that exist related to the determination of substantial performance or substantial completion of the franchise agreement.

Area Development Sales

Area developer sales, wherein the Company sells the rights to develop a territory or market, are nonrefundable fees recognized as revenue upon signature of the Area Development Agreement and substantial completion of all of the Company’s obligations associated with the opening of the first franchise under the agreement have been met. Substantial completion includes, but is not limited to, conducting market and trade area analysis, a meeting with the Company’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the Area Development Agreement and receipt of the corresponding area development fee. As a result, the Company recognizes this fee in full upon receipt and with the opening of the first franchise under the Area Development Agreement.

No additional substantive services required after the first franchise is opened under the Area Development Agreement.

Advertising and Royalty Fees

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

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MAY 31, 2008
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

Cash and cash equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash and cash equivalents. The Company had $218,944 in cash and cash equivalents at May 31, 2008.

Allowance for doubtful accounts

The Company periodically reviews its trade and notes receivables in determining its allowance for doubtful accounts. As of May 31, 2008 and August 31, 2007 allowance for doubtful accounts balances for trade receivables were $14,181 and 15,893, respectively.

Inventories

Inventories, totaling $87,589 and $69,453 as of May 31, 2008 and August 31, 2007, respectively, are stated at the lower of cost (first in, first out) or net realizable value, and consist primarily of products for sale to franchisees, business forms, marketing and promotional supplies for sale to the Company’s franchisees. Inventories are included in prepaid expenses and other current assets in the accompanying balance sheets.

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

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at May 31, 2008.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MAY 31, 2008
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customer lists

The Company acquired the rights to provide direct services to customers previously under a franchisee contract by issuing a note payable for the consideration of $154,500.

The Company amortized its intangible asset using the straight-line method over its estimated period of benefit.  The estimated useful life for the customer lists is three years. The Company periodically, but at least annually, evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $758,229 and $909,703 as advertising costs for the three-month periods ended May 31, 2008 and 2007, respectively and $2,630,550 and $2,696,511 for the nine-month periods ended May 31, 2008 and 2007, respectively.

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

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The effective date for our application of SFAS No. 123(R) is September 1, 2006. Management has elected to apply SFAS No. 123(R) commencing on that date.

As more fully described in Note 11 below, the Company granted 2,275,000 and -0- stock options during the nine-month period ended May 31, 2008 and 2007, respectively to employees and directors of the Company under a non-qualified employee stock option plan.

As of May 31, 2008, 2,275,000 employee stock options were outstanding with 300,000 shares vested and exercisable.

Segment reporting

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MAY 31, 2008
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

The following common stock equivalents were excluded from the calculation of the diluted loss per share for the three and nine month periods ended May 31, 2008 and 2007 since the effect would have been anti-dilutive:

	Three Months ended May 31, 2008	Three Months ended May 31, 2007	Nine Months ended May 31, 2008	Nine Months ended May 31, 2007
Warrants	1,875,000	-	1,875,000	-
Stock options for common stock	300,000	-	300,000	-
Class B preferred stock, if converted	-	1,969,742	-	1,969,742
Class C preferred stock, if converted	-	619,480	-	619,480
Total	2,175,000	2,589,222	2,175,000	2,589,222

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”) . SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The SFAS No. 155 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. SFAS No.156 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MAY 31, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 ,“Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“ FSP 00-19 -2”) which addresses accounting for registration payment arrangements. FSP 00-19 -2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19 -2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company did not have a material impact on its consolidated financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

GEEKS ON CALL HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MAY 31, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

GEEKS ON CALL HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MAY 31, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $3,349,419 and $241,230 for the nine-month period ended May 31, 2008 and 2007, respectively. Additionally, the Company has negative cash flows from operation of $2,902,742 and an accumulated deficit of $8,789,070 as of May 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

GEEKS ON CALL HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MAY 31, 2008
(unaudited)

NOTE 3 - NOTES RECEIVABLE

Note receivables are recorded at cost, less allowance for doubtful accounts, if applicable. Repayment of the notes receivable is dependent on the performance of the underlying franchises that collateralize the notes receivable. An allowance, if applicable, is estimated based on a comparison of amounts due to the estimated fair value of the underlying franchise. There is no allowance as of May 31, 2008 and August 31, 2007.

At May 31, 2008 and August 31, 2007, the notes receivable consists of bridge loans offered to franchises during the period which the franchise is establishing their permanent financing with a third party lender. The notes receivable bear an interest rate of 9% per annum and are recorded at face value. Interest is recognized over the life of the note receivable.

A summary of the notes receivable are as follows:

	May 31, 2008	August 31, 2007
Notes receivable, 9% per annum, secured by Franchise	$296,868	$552,891
Less: Current portion	(105,071)	(145,892)
Long term portion	$191,797	$406,999

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of advance payments for advertising with various forms of media and saleable promotional supplies or inventories as follows:

	May 31, 2008	August 31, 2007
Prepaid expenses	$396,134	$185,949
Promotional supplies and inventories	87,589	69,453
	$483,723	$255,402

NOTE 5 - PROPERTY AND EQUIPMENT

As of May 31, 2008 and August 31, 2007, property and equipment was comprised of the following:

	May 31, 2008	August 31, 2007
Office furniture and equipment	$358,415	$349,259
Computer equipment	408,056	355,003
Vehicles	77,884	60,885
Software	596,173	245,551
Leasehold improvements	51,267	51,267
	1,491,795	1,061,965
Less: accumulated depreciation	(716,328)	(578,108)
	$775,467	$483,857

For the three-month periods ended May 31, 2008 and 2007, depreciation expense charged to operations was $65,163 and $41,603, respectively. For the nine-month periods ended May 31, 2008 and 2007, depreciation expense charged to operations was $138,220 and $127,594, respectively.

GEEKS ON CALL HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MAY 31, 2008
(unaudited)

NOTE 6 - TRADEMARKS

Trademarks are recorded at cost and are amortized ratably over 15 years as summarized below:

	May 31, 2008	August 31, 2007
Trademarks	$14,333	$14,333
Less accumulated amortization	(6,450)	(5,733)
	$7,883	$8,600

For the three-month period May 31, 2008 and 2007, the amortization expense charged to operations was $239 and $239, respectively. For the nine-month period May 31, 2008 and 2007, the amortization expense charged to operations was $717 and $717, respectively.

NOTE 7 - CUSTOMER LISTS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in the results of operations.

Customer lists are recorded at cost and are amortized ratably over three years as summarized below:

	May 31, 2008	August 31, 2007
Customer Lists	$154,500	$-
Less accumulated amortization	(2,575)	-
	$151,925	$-

For the three-month period May 31, 2008 and 2007, the amortization expense charged to operations was $2,575 and $-0-, respectively. For the nine-month period May 31, 2008 and 2007, the amortization expense charged to operations was $2,575 and $-0-, respectively

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2008 and August 31, 2007, accounts payable and accrued liabilities are comprised of the following:

	May 31, 2008	August 31, 2007
Accounts payable	$1,414,748	$970,013
Accrued salaries and expenses	130,948	169,197
Payroll taxes payable	35,759	2,877
	$1,581,455	$1,142,087

NOTE 9 - LINE OF CREDIT

The Company has established a revolving bank line of credit with a financial institution. On October 13, 2006, the line of credit was increased from $200,000 to $700,000. The line of credit accrues interest at prime plus 0.5% interest per annum and is collateralized by inventory, accounts receivable, equipment and other instruments of the Company. As of May 31, 2008, the line of credit was closed with no outstanding borrowings. See Note 15 below.

GEEKS ON CALL HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MAY 31, 2008
(unaudited)

NOTE 10 - NOTE PAYABLE

As of May 31, 2008 and August 31, 2007, note payable is comprised of the following:

	May 31, 2008	August 31, 2007
Note payable, 4.5% per annum with monthly payment of $4,596, due April 2011; unsecured	$150,231	$-
Less: current portion	(49,401)	-
Long term portion	$100,830	$-

In April 2008, the Company issued an unsecured note payable, due in 36 monthly payments, to acquire the right to provide direct services to customers previously serviced under a franchise agreement (see Note 7 above)

NOTE 11 - SHARES SUBJECT TO MANDATORY REDEMPTION

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

On December 14, 2007, the Company issued 534,828 shares of common stock in exchange for 103,417 shares of Class D Preferred Stock and issued 17,397 shares of common stock in settlement of unpaid dividends. Additionally, the Company issued a promissory note for $110,000 in exchange for the remaining 19,784 shares of Class D Preferred Stock. The promissory note was paid off as of May 31, 2008

NOTE 12 - STOCKHOLDERS’ EQUITY

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
MAY 31, 2008
(unaudited)

NOTE 12 - STOCKHOLDERS’ EQUITY (continued)

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
MAY 31, 2008
(unaudited)

NOTE 12 - STOCKHOLDERS’ EQUITY (continued)

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

All issued and outstanding preferred stock had been converted to the Company’s common stock as of May 31, 2008.

Common stock

The Company is authorized to issue 100,000,000 shares of its common stock with a par value of $.001. As of May 31, 2008 and August 31, 2007, there were 13,950,000 and 4,707,229 shares, respectively of common stock issued and outstanding.

In conjunction with the merger as described on February 8, 2008; the Company split its outstanding shares of common at a ratio of 1:2.115868. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the split.

In year ended August 31, 2007, the Company issued an aggregate of 4,071 shares of common stock for services rendered valued at $9,618.

On December 14, 2007, the Company issued a total of 2,097,756 shares of common stock in exchange for 160,404 shares of Class B Preferred stock and accrued and unpaid dividends.

On December 14, 2007, the Company issued a total of 655,475 shares of common stock is exchange for 119,784 shares of Class C Preferred stock and accrued and unpaid dividends.

On December 14, 2007, the Company issued a total of 552,225 shares of common stock in exchange for 103,417 shares of Class D Preferred stock and accrued and unpaid dividends.

NOTE 13 - WARRANTS AND OPTIONS

Warrants

The following table summarizes the warrants outstanding and exercisable for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in connection with the private placement of the Company’s common stock and possess all of the conditions for equity classification and therefore are classified as equity.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MAY 31, 2008
(unaudited)

NOTE 13 - WARRANTS AND OPTIONS (continued)

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	1,825,000	4.69	$1.50	1,825,000	$1.50
	1,825,000			1,825,000

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, August 31, 2007	-	$-
Granted	1,825,000	1.50
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at May 31, 2008	1,825,000	$1.50

Stock Options

Effective September 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective method. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. The initial adoption of this standard had no effect on the Company’s consolidated financial statements as the Company had not granted any awards prior to February 8, 2008.

On February 8, 2008, the Board of Directors approved the 2008 Equity Incentive Plan (the “Plan”) whereby the Plan is intended as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees of the Company. It is further intended that certain options granted pursuant to the Plan as Incentive Options while certain other options as Nonqualified Options. Incentive Options and Nonqualified Options are hereinafter referred to collectively as “Options.” Option Price and Term shall be determined by the Plan Committee at the time of grant. The vesting periods of the Options are determined by the Plan Committee at the time of grant, however, in the absence of any Option vesting periods designated by the Plan Committee at the time of grant, Options shall vest and become exercisable at one-third of the total number of shares on each of the first, second and third anniversaries of the date of grant. The terms of the options are not to exceed ten years and as in the case of an Incentive Option granted to an Optionee who, at time such Inceptive Option is granted, owns more than 10% of the total combined voting power of all classes of stock of the Company, exercisable term is not to exceed five years.

Exercise price of the Incentive Options shall not be less than 100% of the Fair Market Value or the prevailing market price of the stock at the time of the grant date. Option is granted; provided, however, with respect to an Optionee with Inceptive Option who, at the time such Incentive Option is granted, owns more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price should be at least 110% of the Fair Market Value per share of Stock on the grant date. Exercise price of the Nonqualified Options shall not be less than 100% of the Fair Market Value of such share of Stock on the grant date. The Company has reserved 3,000,000 shares of its common stock under the Incentive Options plan.

On February 8, 2008, the Company granted an aggregate of 2,275,000 options to purchase its common stock at $1.00 per share over the next six years vested as follows; option to purchase 300,000 shares of common stock vested immediately and the remaining 1,975,000 options are vesting 20% at each anniversary. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $264,990 was recorded as stock compensation expense for the nine month period ended May 31, 2008. The following assumptions were utilized: Dividend yield: -0-%, volatility: 124.86%; risk free rate: 2.60%; expected life: 6 years.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MAY 31, 2008
(unaudited)

NOTE 13 - WARRANTS AND OPTIONS (continued)

The following table summarizes the stock options outstanding and exercisable for the shares of the Company's common stock issued to employees and board of directors of the Company under the Nonqualified Options plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	2,275,000	5.69	$1.00	2,275,000	$1.00
	2,275,000			2,275,000

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, August 31, 2007	-	$-
Granted	2,275,000	1.00
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at May 31, 2008	2,275,000	$1.00

NOTE 14 - RELATED PARTY TRANSACTIONS

As of May 31, 2008, the Company was due for travel and other advances from employees of $1,733. These advances have been included in the accompanying consolidated balance sheets under the caption, prepaid expenses and other current assets. Subsequent to May 31, 2008, all advances have been repaid.

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

NOTE 15 - SUBSEQUENT EVENTS

In June 2008, the Company issued an aggregate of 42,499 shares of its common stock in exchange for services rendered. Additionally, the Company issued 125,000 shares in connection with the purchase of quiXsupport Helpdesk Software.

In July 2008, the Company established a $400,000 revolving bank line of credit with a financial institution.

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

Pioneer of On-Site IT Support. With our formation in June 2001, we believe that we have helped pioneer the on-site residential IT service concept to address a huge need. We were among the first companies to utilize national advertising and unique automotive detailing to promote our services. Recognizable by our branded midnight-blue Chrysler PT Cruisers, we have been recognized in 2007 and in prior years for our growth by Franchise Times and Entrepreneur Magazine . Our franchise owners and IT professionals also serve as experts for news stories, and have been featured in USA Today, NBC Nightly News, and hundreds of local newspapers and television.

Franchise Growth.   Since our operating subsidiary began franchising in 2001, each small business franchisee has worked as an entrepreneur by growing their businesses in the communities where they live and work. They build their businesses one satisfied customer at a time. As of May 31, 2008, we have granted more than 300 independently-owned and-operated Geeks On Call franchises that support customers in 29 cities across the United States.

Key variables of financial condition. We use the following key indicators of financial condition and operating performance to analyze our financial results:

•	Geographic footprint
	o	The Company’s ability to service an increasing number of markets within the United States.
•	Revenue from services and sales performed by franchise units include a number of variables including:
	o	Average revenue per invoice; and
	o	Total number of weekly revenue generated appointments.
•	Revenue from Company operated territories are measure by looking at:
	o	Average revenue per invoice; and
	o	Total number of weekly revenue generated appointments.
•	Technology Industry Changes
	o	Industry indicators include:
▪ New software versions;
▪ New virus attacks on personal computers;
▪ Retail economic reports listing the number of new computers sold; and
▪ Increases or decreases in the number of new (small) business startups.

Small Business Expansion. Today, we have expanded our quick-response, IT services and solutions to advise and support small businesses. Through our network of Comptia A+ and Microsoft certified IT professionals, we provide small businesses with a competitive edge through technology support previously only available to large enterprise business. As business owners ourselves, our franchisees understand that IT is as mission-critical to a small business as it is to a large enterprise, thus leveling the playing field for entrepreneurs and small business throughout the country.

Services. Our certified IT professionals provide a vast array of services including system security and online privacy solutions, hardware and software repairs and troubleshooting, wireless equipment and network installations, spyware and virus prevention and removal, data backups and transfers, and other value-added products and services from technology partners Telkonet, CA (formerly Computer Associates) and Gateway among others.

Our mission and vision is to be a leading provider of professional onsite enterprise technology solutions to the small to medium business and residential markets in the United States. We are focused on the development of opportunities to help our franchisees grow their business and drive revenue through additional channel opportunities. In order to successfully fulfill the mission and vision, our franchise partners must be well positioned within their geographic markets to leverage opportunities. In support of this effort we are committed to the development of enhanced national brand recognition, public relations, small-medium sized business market segmentation, compelling sales campaigns and support collateral materials.

We recently completed a national tour of our franchisees to introduce changes in our Preferred Partner Program including our relationship with CA to provide a variety of software products, the addition of business-class computers from Gateway, and the exclusive private labeling of a new powerline networking product — “GeekLink System” — by our partner Telkonet, Inc. (“Telkonet”).

The Company is considering ways to integrate the sale of the Geek Link technology into our network of franchisees across the country. Given recent changes in the technology we are evaluating Telkonet’s new system which will allow us to reach additional markets. We have the contractual right but not the obligation to purchase the Geek Link technology from Telkonet.  We are currently working with Telkonet to set a pricing structure that will make the system competitive in the marketplace.

It is our goal to seek out additional strategic partners with compelling products and services and attractive margin potential that provide our franchise partners with a competitive edge in the marketplace. One of our overarching business goals and primary objectives is to find new and innovative ways to help our franchise partners build their business and increase their profitability.

Results of Operations

Our revenues are derived primarily from royalties and advertising fees earned from operating franchises and fees earned from the sales of franchise territories. Fees from the sale of franchises are recognized in income in the period that substantially all services and conditions relating to the sale under our franchise agreement have been performed, typically the period in which the franchisee has completed and passed our training class.

Three Months Ended May 31, 2008 compared to Three Months Ended May 31, 2007

Revenue

The following table summarizes our revenues for the three months ended May 31, 2008 and May 31, 2007:

	Three months ended
	May 31, 2008	May 31, 2007
Total Revenue	$1,261,155	$1,921,985

For the three months ended May 31, 2008, revenue decreased by 34%, as compared to the same period in 2007. This decrease in revenue in the amount of $660,830 was primarily attributable to a reduction in 3 franchise owners and their 14 respective franchises, their corresponding advertising and royalty revenues, and a reduction in the granting of new franchises. To maintain our overall level of quality, we have re-acquired marginally performing franchise operations and either re-franchised the territories or provides the support work from our corporate location internally transitioned to a company owned territory, and have added technical support staff to provide improved response times.

Operating Loss

The following table summarizes our operating loss for the three months ended May 31, 2008 and May 31, 2007:

	Three months ended
	May 31, 2008	May 31, 2007
Operating income (loss)	$(1,761,233)	$45,481

Operating expenses, which consist of selling, general and administrative expenses, advertising and depreciation and amortization totaled $3,022,388 for the three months ended May 31, 2008, as compared to $1,876,504 for the three months ended May 31, 2007, representing an increase of approximately 61%. Our operating loss for the three months ended May 31, 2008 was $1,761,233 as compared to an operating income of $45,481 for the three months ended May 31, 2007, representing a decrease in operating income of approximately 3.772%. Our operating loss increased due to increased selling, general and administrative expenses as explained below.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended May 31, 2008 and May 31, 2007:

	Three months ended
	May 31, 2008	May 31, 2007
Selling, general and administrative expenses	$2,196,183	$924,960

For the three months ended May 31, 2008, selling, general and administrative expenses were $2,196,183 as compared to $924,960 for the three months ended May 31, 2007, an increase of $1,271,223, or 137%. The increase in selling, general and administrative expenses of $1,271,223 are mainly attributable to these three areas and other direct and/or indirect overhead expenses.

Costs associated with meeting the requirements of being a public company

We have incurred significant costs relating to entering the public sector including professional fees relative to the preparation and completion of the reporting and filing requirements. During the quarter ended May 31, 2008, we incurred approximately $392,000 in connection with meeting the legal and accounting reporting obligations of becoming a public company. We did not incur similar costs during the quarter ended May 31, 2007.

Increased staffing

We incurred approximately $364,000 during the three months ended May 31, 2008 in connection with support personnel costs as compared to $-0- during the previous year’s quarterly period. During the three months ended May 31, 2008 we employed approximately 14 support staff as compared to -0- during the previous year’s comparable period, or an addition of 14 employees. We have added the additional technical support staff to service customers of our company owned territories. Additionally, as discussed above, we intend to expand our corporate services both to larger customers and to our existing and future franchise operations.

Reacquired franchises

We incurred approximately $265,000 in costs relating to the reacquisition of under performing franchises during the three month period ended May 31, 2008 as compared to $-0- during the same period in prior year. Customer servicing are currently performed in house for these reacquired franchises.

Advertising

The following table summarizes our advertising expense for the three months ended May 31, 2008 and May 31, 2008:

	Three months ended
	May 31, 2008	May 31, 2007
Advertising expense	$758,229	$909,703

Our advertising expenses for three months ended May 31, 2008, were $758,229 compared to $909,703 for the three months ended May 31, 2007. The decrease in advertising expense was directly related to a reduction in the number of active operating franchises.

Depreciation and Amortization

The following table summarizes our depreciation and amortization for the three months ended May 31, 2008 and May 31, 2007:

	Three months ended
	May 31, 2008	May 31, 2007
Depreciation and amortization	$67,976	$41,841

Depreciation and amortization increased by $26,135 for the three months ended May 31, 2008 compared to the three months ended May 31, 2007. The increase is attributed to the increase in depreciable assets.

Nine Months Ended May 31, 2008 Compared to the Nine Months Ended May 31, 2007

Revenues

The following table summarizes our revenue for the nine months ended May 31, 2008 and May 31, 2007:

	Nine months ended
	May 31, 2008	May 31, 2007
Total Revenue	$4,277,289	$5,410,394

For the nine months ended May 31, 2008, revenue decreased by $1,133,105 as compared to the same period in 2007. This decrease in revenue in the amount of $1,133,105 is primarily attributable to a reduction in 8 franchise owners and their 42 respective franchises, their corresponding royalty and advertising revenues, and a reduction in the granting of new franchises.

As discussed in our three month operating results, we have re-acquired marginally performing franchise operations for the purpose of either re-franchising the territories or operating them with-in our company owned model. As such, we have added more technical support staff to provide improved response times.

Operating Loss

The following table summarizes our operating loss for the nine months ended May 31, 2008 and May 31, 2007:

	Nine months ended
	May 31, 2008	May 31, 2007
Operating loss	$3,357,351	$206,866

Operating expenses, which consist of selling, general and administrative expenses, advertising and depreciation and amortization totaled $7,634,640 for the nine months ended May 31, 2008, as compared to $5,617,260 for the nine months ended May 31, 2007, representing an increase of approximately 36%. Our operating loss for the nine months ended May 31, 2008 was $3,357,351 as compared to an operating loss of $206,866 for the nine months ended May 31, 2007, representing an increase of approximately 1,523%. Our operating loss increased due to increased selling, general and administrative expenses as explained below.

Selling, General & Administrative

The following table summarizes our selling, general and administrative expenses for the nine months ended May 31, 2008 and May 31, 2007:

	Nine months ended
	May 31, 2008	May 31, 2007
Selling, general and administrative expenses	$4,862,578	$2,792,428

For the nine months ended May 31, 2008, selling, general and administrative expenses were $4,862,578 as compared to $2,792,428 for the nine months ended May 31, 2007, an increase of $2,070,150, or 74%. The increase in selling, general and administrative expenses of $2,070,150 are mainly attributable to these four areas and other direct and/or indirect overhead expenses

Costs associated with meeting the requirements of being a public company

We have incurred significant costs relating to entering the public sector including professional fees relative to the preparation and completion of the reporting and filing requirements. During the nine months ended May 31, 2008, we incurred approximately $855,000 in connection with meeting the legal and accounting reporting obligations of becoming a public company. We did not incur similar costs during the nine months ended May 31, 2007.

Increased staffing

We incurred approximately $394,000 during the nine months ended May 31, 2008 in connection with support personnel costs as compared to $-0- during the previous year’s nine month period. During the nine months ended May 31, 2008 we employed approximately 14 support staff as compared to -0- during the previous year’s comparable period, or an addition of 14 employees. We have added the additional support staff to service customers of our company owned territories. Additionally, as discussed above; we intend to expand our corporate services both to larger customers and to our existing and future franchise operations.

Stock based compensation

In our effort to retain and recruit qualified employees, we introduced a non qualified stock option plan during the last nine months. As such, we granted incentive stock options to officers and key employees as incentives. During the nine months ended May 31, 2008 we incurred a non cash cost of vested options in the amount of $264,900 which was not incurred during the previous comparable period.

Reacquired franchises

We incurred approximately $265,000 in costs relating to the reacquisition of under performing franchises during the nine month period ended May 31, 2008 as compared to $-0- during the same period prior year. Customer servicing are currently performed in house for these reacquired franchises.

Advertising

The following table summarizes our advertising expense for the nine months ended May 31, 2008 and May 31, 2007:

	Nine months ended
	May 31, 2008	May 31, 2007
Advertising expense	$2,630,550	$2,696,511

Advertising expenses decreased by $65,961 or 2% to $2,630,550 for the nine months ended May 31, 2008, as compared to $2,696,511 for the nine months ended May 31, 2007. The decrease in advertising expense was directly related to a reduction in the number of active operating franchises.

Depreciation and Amortization

The following table summarizes our depreciation and amortization for the nine months ended May 31, 2008 and May 31,, 2007:

	Nine months ended
	May 31, 2008	May 31, 2007
Depreciation and amortization	$141,512	$128,311

Depreciation and amortization expense totaled $141,512 during the nine months ended May 31 2008, as compared to $128,311 during the nine months ended May 31, 2007. The increase is a result from the additions in depreciable assets.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

The following table summarizes our net cash used in operating activities for the nine months ended May 31, 2008 and May 31, 2007:

	Nine months ended
	May 31, 2008	May 31, 2007
Net cash used in operating activities	$2,902,742	$545,748

Cash utilized in operating activities was $2,902,742 for the nine months ended May 31, 2008, as compared to $545,748 for the nine months ended May 31, 2007. The increase was primarily due to the cost of the reverse merger and the hiring of additional staff and consultants.

During the nine months ended May 31, 2008, operating costs increased as a result of becoming public. We incurred significant costs including audit and legal fees as well as an increase in staffing levels. These costs reflect both an increase in our operating loss from $241,230 to $3,349,419, or an increase of $3,108,189 and the increased use of operating capital (cash flow) of $2,356,994.

Net Cash Used in Investing Activities

The following table summarizes our net cash used in investing activities for the nine months ended May 31, 2008 and May 31, 2007:

	Nine months ended
	May 31, 2008	May 31, 2007
Net cash used in investing activities	$5,189	$474,324

Net cash used in investing activities totaled $5,189 for the nine months ended May 31, 2008, as compared to $474,324 for the nine months ended May 31, 2007. A decrease in loans to franchisees and others, net of collections, of $700,000, net with increase in purchases of property and equipment of $188,000 and reduction in proceeds from investments of $43,000 was main causes for the net decline.

Net Cash Provided by Financing Activities

The following table summarizes our net cash provided by financing activities for the nine months ended May 31, 2008 and May 31, 2007:

	Nine months ended
	May 31, 2008	May 31, 2007
Net cash provided by financing activities	$2,846,029	$389,188

Net cash provided by financing activities totaled $2,846,029 for the nine months ended May 31, 2008, as compared to net cash provided by financing activities of $389,188 for the nine months ended May 31, 2007. The reason for the increase was primarily attributable to the proceeds from the sale of common stock in connection with the Private Placement.

Management has undertaken the following steps to address our requirements for increasing liquidity, generating cash flow and achieving profitable operations.

Future Capital Requirements:

We cannot make assurances that our business operations will develop and provide us with significant cash to continue operations.

Additional financing in the form of debt and/or equity are being sought to implement the increase in franchise growth and the Company owned territories, but we cannot guarantee that we will be able to obtain such financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of out common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Financing:

The Company has raised through a private placement of its common stock, $3,196,000, net of costs.

In July 2008 we established a $400,000 revolving bank line of credit with a financial institution.

Franchise Growth:

We have developed plans to increase the number of franchises domestically and internationally by undertaking the following steps:

Entered into a relationship with several franchisee recruiting brokers to locate and recruit qualified financially stable franchise candidates.

Advertising in major franchise industry trade publications.

Attend and participate in International Franchise Association (IFA) industry conventions and events, including Company sponsorship, exhibition and platform speaking opportunities.

Leverage public relations opportunities arising from industry participation.

Projected capital requirements to implement the marketing of additional franchise is expected to range from $100,000 to $250,000 for industry and public relations as well as commissions payable to brokers upon the successful recruitment of a franchise candidate. These fees vary from broker to broker and are not paid unless revenue is recognized from the sale of a franchise.

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

Franchise fee revenue is recognized when (i) all material obligations of the Company to prepare the franchisee for operations have been substantially completed; and (ii) all material initial services to be provided by the Company have been performed, with an appropriate provision for estimated uncollectible amounts. Obligations to prepare the franchisee for operations are substantially completed upon the completion by the franchisee of the Company’s training program.

There are no other material conditions or commitments or obligations that exist related to the determination of substantial performance or substantial completion of the franchise agreement.

Area Development Sales

Area developer sales, wherein the Company sells the rights to develop a territory or market, are nonrefundable fees recognized as revenue upon signature of the Area Development Agreement and substantial completion of all of the Company’s obligations associated with the opening of the first franchise under the agreement have been met. Substantial completion includes, but is not limited to, conducting market and trade area analysis, a meeting with the Company’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the Area Development Agreement and receipt of the corresponding area development fee. As a result, the Company recognizes this fee in full upon receipt and with the opening of the first franchise under the Area Development Agreement.

No additional substantive services required after the first franchise is opened under the Area Development Agreement.

Advertising and Royalty Fees

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

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The SFAS No. 155 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. SFAS No.156 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 ,“Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Going Concern Matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $3,349,419 and $241,230 for the nine-month period ended May 31, 2008 and 2007, respectively. Additionally, the Company has negative cash flows from operation of $2,902,742 and an accumulated deficit of $8,789,070 as of May 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

A large portion of the year to date losses are attributable to one time costs associated with the process of raising capital and becoming a public company along with the retirement of debt. These losses are not recurring.

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

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors set forth in the Current Report of Form 8-K filed by us with the Securities and Exchange Commission (“SEC”) on February 13, 2008 and amendment no. 2 to the registration statement on Form S-1 filed with the SEC on July 7, 2008 before making an investment decision with respect to our Common Stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (May 31, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the nine month period ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

GEEKS ON CALL HOLDINGS, INC.

Date: July 15, 2008	By:	/s/ Richard Cole
Richard Cole Chief Executive Officer