Form 10QSB/A
period 2008-03-31
Geeks On Call Holdings, Inc.
filed 2008-07-17
CIK 1403283

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	14,117,500
(Class)	(Outstanding at July 16, 2008)

Transitional Small Business Disclosures Format (Check one): Yes ☐ No ☒

GEEKS ON CALL HOLDINGS, INC.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-QSB/A is to fix one clerical error that appears in the condensed consolidated statements of stockholders’ equity (deficit) on page 7 and one clerical error that appears in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section on page 25.

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

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
YEAR ENDED AUGUST 31, 2007 AND FOR THE NINE MONTHS ENDED MAY 31, 2008
(unaudited)

	Preferred stock, Class C		Common stock	Additional	Accumulated
	Shares	Amount	To be issued	Paid in Capital	Deficit	Total
Adjusted for recapitalization:

Balance, September 1, 2006, adjusted for fractional shares issued in conjunction with merger on December 14, 2007	119,784	$674,212	$-	$1,836,832	$(3,983,170)	$512,238

Issuance of common stock to employees	-	-	-	9,614	-	9,618

Preferred stock dividend	-	67,079	-		(239,835)	-

Net loss	-	-	-	-	(1,147,654)	(1,147,654)

Balance, August 31, 2007	119,784	741,291	-	1,846,446	(5,370,659)	(625,798)

Rounding	-	-	-	-	-	-

Preferred stock dividend	-	19,296	-	-	(68,992)	-

Common stock issued in exchange for conversion of Series B preferred stock and accrued dividends on December 14, 2007	-	-	-	2,200,015	-	-

Common stock issued in exchange for conversion of Series C preferred stock and accrued dividends on December 14, 2007	(119,784)	(760,587)	-	759,931	-	-

Common stock issued in exchange for conversion of Series D redeemable preferred stock and accrued dividends on December 14, 2007	-	-		620,160	-	620,712

Cancellation of previously issued common stock for services rendered	-	-		(23,087)	-	(23,100)

Effect of merger with Geeks On Call Holdings, Inc (formerly Lightview, Inc.) on December 14, 2007	-	-		(2,150)	-	-

Sale of common stock	-	-		3,193,103	-	3,196,903

Fair value of vested options granted to employees	-	-		264,990	-	264,990

Common stock to be issued in exchange for acquired assets	-	-	187,500	-	-	187,500

Net loss	-	-	-	-	(3,349,419)	(3,349,419)

Balance, May 31, 2008	-	$-	$187,500	$8,859,408	$(8,789,070)	$271,788

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

Operating expenses, which consist of selling, general and administrative expenses, advertising and depreciation and amortization totaled $3,022,388 for the three months ended May 31, 2008, as compared to $1,876,504 for the three months ended May 31, 2007, representing an increase of approximately 61%. Our operating loss for the three months ended May 31, 2008 was $1,761,233 as compared to an operating income of $45,481 for the three months ended May 31, 2007, representing a decrease in operating income of approximately 3,972%. Our operating loss increased due to increased selling, general and administrative expenses as explained below.

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

GEEKS ON CALL HOLDINGS, INC.

Date: July 17, 2008	By:	/s/ Richard Cole
Richard Cole Chief Executive Officer