Form 10-K
period 2008-08-31
Geeks On Call Holdings, Inc.
filed 2008-12-04
CIK 1403283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number: 333-143931

GEEKS ON CALL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8097265
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

814 Kempsville Road Suite 106 Norfolk, VA	23502
(Address of Principal Executive Offices)	(Zip Code)

(757) 466-3448
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
NONE

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐ Accelerated filed ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates as of December 2, 2008 was $3,258,782 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of registrant’s common stock, $0.001 par value, outstanding as of December 2, 2008 was 15,220,589.

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language.  These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1 “Business,” Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", and including under the heading " Risk Factors" under Item 1A.  Our actual results may differ materially from results anticipated in these forward-looking statements.  We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.  In addition, our historical financial performance is not necessarily indicative of expected future results and such comparisons cannot be relied upon as indicators of future performance.

PART I

ITEM 1. BUSINESS

The Company

Our operating subsidiary, Geeks On Call America, Inc., was formed in June 2001 and provides quick-response, on-site computer solutions and remote/telephone technical support (including services, on-going support and training) primarily to small to medium sized businesses (i.e., with an average of 20 or fewer employees) and residential computer users in the United States. On-site solutions are provided through a network of independent franchised service providers, as well as company employed technicians, conducting business under the trade names “1-800-905-GEEK,” “Geeks On Call” and “CallTheGeeks.com.” We provide telephone & remote technical support under the “CallTheGeeks.com” brand in conjunction with our onsite services. Our on-site support services include troubleshooting, maintaining, upgrading and networking computers, and service programs, designed to establish a long-term relationship with the customer. Additionally, we provide training and consulting to computer users at their home or business location. Our concept is to bring state-of-the-art technology products and computer solutions directly to end users at their locations and eliminate the inconvenience of traveling to a traditional retailer or depot service center and the associated overhead in operating such facilities. Through a combination of on-site services and remote/telephone technical support, we can now develop relationships with consumers and small to medium size businesses, who need support anywhere at anytime.

Our History

We were incorporated as a Nevada corporation on December 22, 2006 under the name Lightview, Inc. ("Lightview") and operated as a development stage company. On January 23, 2008, Lightview merged with and into Geeks On Call Holdings, Inc., a newly-formed wholly owned subsidiary of Lightview, for the sole purpose of reincorporating in the State of Delaware and changing the name of the company. Thereafter, on February 8, 2008, Geeks On Call America, Inc., Geeks On Call Holdings, Inc. and Geeks On Call Acquisition Corp, a newly-formed wholly-owned subsidiary of Geeks On Call Holdings, Inc. (“Acquisition Corp.”), entered into a merger agreement (the “Merger Agreement”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Corp. merged with and into Geeks On Call America, Inc., and Geeks On Call America, Inc., as the surviving corporation, became our wholly-owned operating subsidiary.

Mission

Our mission and vision is to be a leading provider of professional technology solutions to the small to medium-size business and residential markets. Our goal is to build an international brand name and brand loyalty in the computer services industry by providing quick-response, on-site computer solutions and telephone technical support primarily to small businesses and residential computer users and then expand our business model to markets outside of the United States. Small business owners and residential customers both generally share similar traits with regard to their immediate and future computer support needs. We believe that this segment of computer users is underserved or poorly served by larger competitors in the computer service industry. We believe that by bringing high quality technical services and support to small business we level the playing field for the small business entrepreneur as this level of technical support is normally only available in large corporate environments. We seek to establish a competitive advantage in our markets with a decentralized service approach by becoming one of the first national competitors to provide consistently high-quality, on-site and remote telephone technical support computer solutions to small businesses and residential computer users at reasonable prices.

Growth Strategy

Our strategy is to capitalize on the increasing demand for the convenience of on-site computer solutions by establishing operations in every major United States metropolitan market, thereby positioning ourselves as a national brand name in the multi-billion dollar computer-services industry. We intend to implement this strategy through franchised or company-owned operations to build a nationwide network of industry-certified technicians. As of August 31, 2008, we have granted 235 franchises, of which 222 are operational in the following markets: Atlanta (GA), Baltimore (MD), Boston (MA), Charleston (SC), Charlotte (NC), Chicago (IL), Colorado Springs (CO), Dallas/Ft. Worth (TX), Denver/Boulder (CO), Raleigh/Durham (NC), Hampton Roads (VA), Hartford (CT), Houston (TX), Jacksonville (FL), Los Angeles (CA), Miami (FL), Minneapolis (MN), Myrtle Beach (SC), New York City (NY), Orlando (FL), Philadelphia (PA), Portland (OR), Richmond (VA), San Diego (CA), San Francisco (CA), Tampa (FL), Washington D.C. and West Palm Beach (FL).

Revenue Potential

We anticipate that revenues will be derived from (i) fees from service contracts, (ii) fees from on-site service calls, (iii) fees from preventative maintenance services, (iv) fees from computer system upgrades, (v) initial franchise fees, (vi) franchise advertising funds, (vii) franchise telemarketing services, and (viii) franchise royalties (ix) fees from online/remote services support and repairs. For example, we anticipate a service fee structure that estimates approximately $250 for the average service call fee and $150 for the average monthly service contract.

A key differentiator between us and our competition is that each of our technicians are industry certified, trained and tested for skills and competency. Technicians regularly remove malware, viruses, and spam from computers at a cost of $99 to $500 per call depending on the duration and complexity of the affliction. Technicians routinely serve as the outsourced IT department of the small and medium sized business community by providing managed services. Managed service agreements provide a stable platform of recurring revenue to the franchisee and may be as inexpensive as $1,200 per year or as elaborate as $100,000 per year. Most typically managed service agreements are in the $5,000 per year range, where the technician is on call for problems and proactively visits the customer once or twice per month. We currently derive the majority of our revenue from franchise royalty of eleven percent (11%).

Our management intends to augment our established franchise system by selling products offered as a result of an exclusive private label/marketing agreement with Telkonet Inc. (“Telkonet”) pursuant to which we will purchase from Telkonet a private label powerline communications product under the trade name “Geek Link System.” The Geek Link System virtually eliminates the need to pull additional Cat 5 cable in office buildings and homes and will enable us to provide state of the art powerline Internet connectivity to the small and medium size business community and the residential marketplace. Given recent changes in the technology, we are evaluating Telkonet’s new system which will allow us to reach additional markets. We have the contractual right but not the obligation to purchase the Geek Link technology from Telkonet.

We will continue to seek out and engage in agreements with strategic partners to continue to add to our products and services. We believe that these strategic partnerships will enable us to compete at an even greater level and will drive revenue and success for our business and for our franchise partners.

Franchise Operations

We grant franchises to qualified candidates to operate a computer services and solutions business using our business model and system for delivering computer services and related products (the “Geeks On Call System”). Franchisees enter into a 10-year franchise agreement with us and, for a Single Franchise territory, pay an initial franchise fee of $25,000. If we agree to grant a franchisee the exclusive right to develop and operate three (3) or more franchise units in a defined market, the franchisee can elect to sign an Area Development Agreement (“ADA”). The ADA fee is $22,000 for each of the first two franchises, $18,000 for each of the franchises three through five, and $16,000 for each of the franchises six and above. When the franchise agreement for each territory under an ADA is signed, an additional franchise fee of $3,000 is owed. Once a franchise agreement is signed, the franchisee pays an Initial Advertising Fee of $15,000. Once the territory is operating, each franchisee pays an ongoing royalty fee of eleven percent (11%) of the franchisee’s gross revenue and an advertising allowance, which may be as much as $275 weekly.

The license of the Geeks On Call System to franchisees includes the right and obligation to use our service marks and logos in conjunction with mandatory standardized business procedures and methods of operation. The licensed Geeks On Call System includes initial training in business operations, a cooperative advertising program (funded through contributions made by both franchisee and us), methods of advertising and promotion developed by us and standardized operating manuals which assist franchisees in the operation of their businesses.

Corporate Owned Branch Operations

We launched the Company owned “Branch” operations in March 2008 when we commenced operation of the first corporate-owned territories, servicing the greater metropolitan areas of Phoenix, AZ. Geeks On Call has included Company owned locations in Kansas City, KS, Sacramento, CA., Fayetteville, AR., Portland, OR, Northern VA. Company owned Branches are staffed with technicians that are vetted through the same certification processes that we use to screen technicians for our franchisees and must meet the same rigid qualifications as the technicians throughout our business. They are Company employees who deliver the same products and services as our franchisees. The Company owned operations model enables Geeks On Call to rapidly deploy and establish a presence in any desirable geographic location where we do not already have a franchise presence. Our expansion will occur naturally through organic growth or we can accelerate our growth if necessary in order to fulfill the needs of a strategic partnership relationship

Quality Control

We believe that one of the cornerstones to building brand equity is quality control. This is especially true when growing the brand through franchising. In this regard, we carefully monitor both our operations and our franchisees for quality of service, employee appearance, customer satisfaction, training of personnel and conformity to the Geeks On Call System methods and procedures. Our current policy is to conduct background checks on all franchisees and employees and requires our franchisees to conduct background checks on their employees. Only industry certified, trained and tested technicians work with customers. Acceptable certifications may be issued by CompTia and/or Microsoft, which management believes to be the highest industry standards. Currently, all quality control processes are managed through our headquarters in Norfolk, Virginia. Quality control staff inspects each franchisee’s business operations on a periodic basis and requires each franchisee to bring its operations into compliance with our performance standards, if necessary. As we continue to expand geographically, we may maintain Company-operated offices in each geographic region serviced by us and/or our franchisees and staff these offices with regional managers, who will perform the quality control function.

Franchise Regulation

Our offer and sale of franchises is subject to regulation by both federal and state law. These laws and regulations require us to prepare a franchise disclosure document and, in certain states, to register the franchise disclosure document with appropriate state authorities as may be required prior to offering and selling franchises in those states. The common and statutory law of many states impose restrictions on the content and/or enforceability of the franchise agreement, including non-competition provisions and the termination or non-renewal of a franchise. We are taking steps we believe are appropriate to comply with such laws and regulations. There are substantial legal and other costs attendant to compliance with such laws and regulations.

Advertising and Marketing

Our mission and vision is to be a leading provider of professional technology solutions to the small to medium business and residential markets in the United States. We are focused on the development of opportunities to help our franchisees grow their business and drive revenue through additional channel opportunities. In order to successfully fulfill the mission and vision, our franchise partners must be well positioned within their geographic markets to leverage opportunities. In support of this effort we are committed to the development of enhanced national brand recognition, public relations, small-medium sized business market segmentation, compelling sales campaigns and support collateral materials.

Our marketing strategy has four major components:

(1) increase our existing profile and drive national brand name recognition in our targeted markets through a mix of traditional advertising methodologies and online strategies combined with national and locally based public relations initiatives;

(2) seek to substantially grow our customer base organically primarily by providing our franchisees and Company owned branches with new and innovative services, products and supporting collateral sales and marketing materials that they can deliver to their customers;

(3) identify strategic partners with existing delivery systems through which we can create endorsed vendor and co-marketing relationships and sell our products and services; and

(4) build upon our existing Value Added Benefit Program, which is a program created in 2008 which targets franchise businesses as a vertical market through which Geeks On Call becomes the preferred IT services vendor nationwide.

The foundation of our marketing strategy for building brand recognition is to satisfy customer demands for computer solutions based on superior customer service. Our marketing goal is to build brand loyalty and become the computer users’ preferred support and services company by offering directly and through our franchised operations:

•	consumer confidence: selecting only sales and service oriented Comptia A+ or Microsoft Certified technicians and training them to be customer friendly and provide the highest possible quality service;

•	convenience: offering on-site support and service plans and other value-added services and products made available at the customer’s location; and

•	reasonable prices: competitive, affordable flat rate pricing and easy to understand service agreements and contracts.

We intend to reach our goal of creating brand loyalty through:

•
brand recognition and identity: consistent brand images and messaging in conjunction with all collateral materials, direct marketing, web site and yellow page advertising across all targeted potential customers and existing customer base; utilizing only consumer friendly trademarks filed with the U.S. Patent and Trademark Office;

•
market penetration: properly identifying and aggressively advertising to target customers utilizing the most innovative techniques including e-marketing, telemarketing and face to face sales techniques unique for this industry;

•
customer advantages: leveraging unique written materials such as our Parent’s Guide to Internet Safety for educational seminars and making some or all of that content available to customers free of charge or through licensing agreements;

•	image building: national and local public relations programs, local advertising and customer focused campaigns to acquire and retain new customers; and

•
partnerships: driving brand awareness and new customer development by establishing co-branding and co-marketing alliances with other franchisors, and within a number of vertical industries and other relevant third-party vendors to enable us and our franchisees to provide value-added services to our customers.

Intellectual Property

We have aggressively sought to establish and protect our intellectual property and currently hold multiple registered trademarks with the United States Patent & Trademark Office (“USPTO”), including the name Geeks On Call® and 1-800-905-GEEK® We have filed applications for additional marks with the USPTO, including CallTheGeeks.com™ , and have also received registration of the Geeks On Call® mark in Canada and have filed the appropriate applications for same mark in the European Union in anticipation of our expansion.

Competition

The computer services industry is characterized by intense competition among numerous service providers (Geek Squad®, FireDog, etc.), computer and electronics retailers and others. The dominant national competitor is Geek Squad®, a division of Best Buy, Inc., a national computer and electronics retailer, which has a presence in most major markets. Some of our competitors have substantially greater marketing, financial, personnel and other resources than are currently available to us. We have studied the business model of each of these competitors and believe that our current business model is more effective than the models of our competitors. We believe that our business model and marketing strategy will result in greater market penetration and thereby produce higher revenue for us and our franchisees. However, there are few significant barriers to entry into the industry or to the adoption by competitors of some or all of our marketing or operational strategies.

Employees

As of December 2, 2008, we employed 55 full-time employees.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this annual report. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Relating to Our Business

Economic conditions could materially adversely affect us.

                Our operations and performance depend significantly on national and worldwide economic conditions. Uncertainty about current national and global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

                The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis and current economic environment on our business, including insolvency of key customers and suppliers and the inability for us to raise additional working capital to support the growth of our operations.

We have a limited operating history and have sustained recurring losses.

Our wholly-owned operating subsidiary, Geeks On Call America, Inc., was formed in June 2001 and has not reported a net profit for any year. For the year ended August 31, 2008, we reported a net loss of $4,964,980 on revenues of $5,238,343. For the year ended August 31, 2007, we reported a net loss of $1,147,654 on revenues of $7,107,854. Our financial data is of limited value in projecting our future operating results and there can be no assurance that we will show a net profit at any time. Our future viability, profitability and growth depend upon our ability to successfully operate and expand our operations. Our prospects in the United States as well as markets outside of the United States must be considered in light of the risk, expenses and difficulties frequently encountered in the expansion of business into new markets where our brand is not well known, particularly in the fast paced computer services industry, and ease of market entry. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated December 2, 2008, our independent auditors stated that our consolidated financial statements for the two years ended August 31, 2008 and 2007 were prepared assuming that we would continue as a going concern, and that they have doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses, accumulated deficits and negative cash flows from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

Our future growth, if any, may cause a strain on our management, operational, financial and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial and management information systems and to expand, train, manage and motivate our employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to research, product development and marketing and sales efforts without a corresponding increase in our operational, financial, and management information systems could have a material adverse effect on our business, financial condition, and results of operations.

Our expansion plans outside the United States may not succeed.

We have current plans to expand into Canada and we are considering other markets outside the United States, including the United Kingdom and other countries within the European Union. Any expansion to markets outside the United States will present different and successive risks, expenses and difficulties with regard to applying or modifying our business model to different countries and regions of the world. In addition, certain countries regulate the offer of franchises and certain aspects of the franchisor/franchisee relationship and such foreign regulations may prevent or delay our expansion plans abroad. There can be no assurance that any of our efforts to expand outside the United States will prove successful, that we will not continue to incur operating losses in the future as a result of these efforts or that such efforts will not have a material adverse impact on us.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available.

We have limited funds and we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Part of our expansion plan is for us to open and operate Company-owned businesses. This will require us to hire, train and supervise technicians and managers. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our subsequent investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, current national and global economic conditions and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of our senior management, especially Richard T. Cole, who is our Chairman and Chief Executive Officer, Richard G. Artese, our Executive Vice President and Chief Operating Officer, and Keith W. Wesp, our Vice President of Finance and Assistant Secretary. The loss of any of the foregoing individuals, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if any of the foregoing individuals were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. We have employment agreements with Richard T. Cole, Richard G. Artese and Keith W. Wesp in place. However, there can be no assurance that the terms of these employment agreements will be sufficient to retain Messrs. Cole, Artese and Wesp.

We are dependent upon our managers and skilled professional technicians and if the supply of this labor pool is reduced in the future, our operating expenses could be substantially increased as we attempt to replace such persons.

Our success depends, in part, on the availability of technically qualified persons who are willing to service our customer base at earning and income levels consistent with industry standards. Our success in managing and expanding our business will depend upon (a) our ability to attract, hire and incorporate managers for our operations and (b) the ability of our franchisees to hire, train and supervise additional personnel and deal with turnover. To date we have not experienced a discernable shortage of qualified candidates to fill positions of managers or skilled technicians for company owned or franchised operations nor have we experienced any significant issues retaining our employees to date. However, there is no assurance that either we can attract, hire and maintain experienced managers for our operations or that our franchisees can attract and retain such technically qualified persons. Moreover, if the supply of this labor pool is reduced in the future for reasons within or outside our control, then the expenses for our operations could be substantially increased as we attempt to replace such persons without our receiving offsetting increased revenues.

Our industry is extremely competitive, and since some of these competitors have greater marketing, financial and other resources than we do, we may not be successful in implementing our marketing or operational strategies.

The computer services industry is characterized by intense competition among numerous service providers (Geek Squad®, FireDog, etc.), computer retailers and others. Some of these competitors have with substantially greater marketing, financial, personnel and other resources than are currently available to us. There are few significant barriers to entry into the industry or to the adoption by competitors of some or all of our marketing or operational strategies.

A portion of our revenue growth has been dependent upon the sale of franchises and the operation of franchises by third parties outside of our direct control.

Our ability to successfully franchise additional businesses will depend on various factors, including the financial and other capabilities of the franchisees, as well as our ability to manage expansion into new markets and economic and business conditions generally. There is also a “ramp-up” period before we expect a new business to achieve our targeted level of performance. This is due to higher operating costs caused by start-up and other temporary inefficiencies associated with opening new businesses, such as lack of market familiarity and acceptance when we enter a new market, and training of personnel. Further, there can be no assurance that our franchisees will successfully develop or operate their franchises in a manner consistent with our concepts and standards or will have the business abilities or access to financial resources necessary to generate sufficient revenues. There is no assurance that we will be able to sell a sufficient number of franchises to meet our revenue and growth plans, nor is there any assurance that our franchise training programs and procedures will be effective in enabling franchisees to run successful computer solutions businesses. Because our operating results are closely tied to the success of our franchisees, the failure of one or more of these franchisees could adversely affect our operating results. Franchisees are independent contractors and are not employees. How well each of our franchisees operates is outside of our direct control. Although we have developed criteria to evaluate and screen prospective franchisees, we are limited in the amount of control we can exercise over our franchisees and the quality of franchised operations may be diminished by any number of factors beyond our control. Franchisees may not have the business acumen or financial resources necessary to successfully operate businesses in a manner consistent with our standards and requirements and may not hire and train qualified personnel. Poor operations may affect each franchisee’s sales. Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate successfully.

If franchisees default on their third party indebtedness, our operating performance would be adversely affected.

Many of our franchisees depend on financing from banks and other financial institutions in order to finance their franchise. The current national economic environment may make it more difficult for our franchisees to obtain financing. Some of our franchisees may be highly leveraged, and if they are unable to service their indebtedness, such failure could adversely affect their ability to maintain their operations, and/or meet their contractual obligations to us, including royalty payments, which may have an adverse effect on our operating performance.

We are subject to government regulation, which can result in increased costs, delays and limits on our operating flexibility.

We must comply with federal and state laws that regulate the offer and sale of franchises and certain aspects of the franchisor/franchisee relationship. In addition, to the extent that we expand our operations abroad, we will be required to comply with foreign laws that regulate the offer of franchises and certain aspects of the franchisor/franchisee relationship. The common and statutory laws of many states impose restrictions on the content and/or enforceability of the franchise agreement, including non-competition provisions and the termination or non-renewal of a franchise. Some states require that franchise materials be registered before franchises can be offered or sold in the state. There are substantial costs associated with complying with such regulations, and the failure to comply with federal, state and/or foreign laws, rules and regulations governing franchisors could have a material adverse effect on us and on our franchisees. In addition, we are subject to federal, state and local statutes, ordinance and regulations applicable to business generally. The costs of compliance with such statutes and regulations and timing issues related to regulatory action and approval may have a material adverse impact upon our financial condition and results of operations. The need to make certain disclosures related to the corporate restructuring resulting from our becoming a public company through a reverse merger and our private placement may cause us to delay our franchise filings in certain states, which, in turn, would prevent us from engaging in the offer and sale of new franchises until we are able to update our franchise disclosure documents. This delay may have a material adverse impact upon our financial condition and results of operations.

We may not recover the advertising costs necessary to penetrate new markets, which could have a material adverse effect on us.

In order to open certain markets, we may be required to invest in advertising, marketing and other related expenses, including yellow page advertising, prior to beginning business operations and/or before there is enough revenue from operations to cover the cost of such advertising and marketing and could have a material adverse effect on our financial condition and results of operations.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of the Geeks On Call™ or 1-800-905-GEEKTM brands.

We own certain common law trademark rights and a number of federal trademark and service mark registrations, and proprietary rights related to certain of our core services such as Geeks On Call™. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or limitation by others, which might cause us to incur significant litigation costs and could harm our image or our brand or competitive position.

We also cannot assure you that third parties will not claim that our trademarks or offerings infringe the proprietary rights of third parties. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

Limitations on liability, and indemnification, of directors and officers may result in expenditures by us

Our articles of incorporation and by laws include provisions to the effect that we may indemnify any director, officer, or employee. In addition, provisions of the Delaware Revised Statutes law provide for such indemnification, as well as for a limitation of liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by us in covering any liability of such persons or in indemnifying them.

Risks Relating to Our Common Stock

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002. These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to remain current in reporting requirements could result in delisting from the over the counter bulletin board

Companies trading on the Over the Counter Bulletin Board ("OTCBB"), such as our company (which trades under the symbol “GOCH”), must be issuers reporting under Section 12 of the Exchange Act and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If we fail to remain current in our reporting requirements, we could be delisted from the Bulletin Board.

In addition, the Financial Industry Regulation Authority, that operates the OTCBB, recently adopted a change to its Eligibility Rule, in a filing with the SEC. The change makes those OTCBB issuers that are cited for filing delinquency in its Form 10-K's/Form 10-Q's three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) would not be considered late. This rule does not apply to a company's Current Reports on Form 8-K.

As a result of these rules, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each Annual Report beginning with our fiscal year ended August 31, 2008, management’s assessment of the effectiveness of our internal control over financial reporting. Furthermore, beginning with our fiscal year ending on August 31, 2010 our independent registered public accounting firm will be required to attest to whether management’s assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting. As a result of our failure to timely complete the development of our internal controls firm cannot, we could be subject to regulatory sanctions and a loss of public confidence in our internal control and the reliability of our financial statements, which ultimately could negatively impact our stock price.

Any future material changes in our operations likely will require us to expand and possibly revise our disclosure controls and procedures, internal controls and related corporate governance policies. In addition, the new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions, our reputation may be harmed and our stock price may be adversely affected.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities Exchange Commission (the “SEC”) have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2009 and beyond and to make certain activities more time consuming and costly than if we were not a public company. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers.

In the event that any of our securities are offered without engaging a registered broker-dealer we may face claims for rescission and other remedies. If any claims or actions were to be brought against us relating to our lack of compliance with the broker-dealer requirements, we could be subject to penalties, required to pay fines, make damages payments or settlement payments, or repurchase such securities. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

Our stock price may be volatile in response to market and other factors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•
limited “public float” following the reverse merger by which we became a public company, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock (particularly following effectiveness of this resale registration statement);
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

The market for our common stock is limited, and you may not be able to sell the shares of our common stock that you hold.

Our common stock is currently traded on the OTCBB, not on a national securities exchange. Therefore, our common stock is thinly traded, the market for purchases and sales of our common stock is limited and the sale of a limited number of shares could cause the price to fall significantly. Accordingly, it may be difficult to sell shares of our common stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Our common stock may be deemed a “penny stock”, which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period, under Rule 144, or expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate

As a result of members of our management being our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of other stockholders.

Our executive management team owns or controls a significant percentage of our common stock. Additionally, this does not reflect the increased percentages that they may have in the event that they exercise any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of other stockholders. As a result, in addition to their positions with us, such persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our Certificate of Incorporation or Bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	control the outcome of any other matter submitted to the stockholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We may not be able to achieve secondary trading of our stock in certain states because our common stock is not nationally traded, which could subject our stockholders to significant restrictions and costs.

Because our common stock is not listed for trading on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. These laws cover any primary offering we might attempt and all secondary trading by our stockholders. While we may register our common stock or qualify for exemptions for our common stock in one of more states, if we fail to do so the investors in those states where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We do not have any unresolved staff comments.

ITEM 2.  PROPERTIES

We do not currently own any property. We lease our Norfolk, Virginia headquarters, consisting of approximately 9,961 square feet of office space, at $13,569 per month, including heat, utilities and janitorial services. The lease expires in November 2012. We also lease a corporate facility in Virginia Beach, Virginia, consisting of approximately 900 square feet, at $1,871 per month. The lease expires in March 2009. We believe that these offices are adequate for our current needs. However, depending upon the expansion of our operations, we may require additional office space for our headquarters and/or our call center.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting us our  officers or directors, which would have an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the security holders for a vote during the period covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From February 14, 2008 to present, our common stock has been traded on the OTCBB under the symbol "GOCH". Prior to that date, there was no public market for our common stock. The following table sets forth the range of high and low bid quotations for the periods indicated. These quotations as reported by the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year 2008	High Bid	Low Bid
Quarter Ended August 31, 2008	$0.80	$0.65
Quarter Ended May 31, 2008	$1.40	$1.39
Quarter Ended February 29, 2008 (from February 8, 2008)	$2.66	$2.40

Fiscal Year 2009	High Bid	Low Bid
Quarter Ended November 30, 2008 (through December 2, 2008)	$0.16	$0.16

HOLDERS

As of December 2, 2008, we had 124 record holders of our common stock, holding 15,220,589 shares.

DIVIDENDS

We presently intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our business. Accordingly, we have not declared or paid any dividends to our stockholders and do not presently intend to do so. Any future decision whether to pay dividends will depend on our financial condition and any other factors that our Board of Directors deems relevant.

Equity Compensation Plan Information

The following table provides information as of August 31, 2008 about compensation plans under which shares of our common stock may be issued to officers, employees, consultants, advisors and members of our Board of Directors upon exercise of options, warrants or rights under all of our existing equity compensation plans. Our existing equity compensation plans consist of our 2008 Equity Incentive Plan in which all of our employees and directors are eligible to participate.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	2,485,000	$1.01	515,000
Equity compensation plans not approved by security holders	0	0	0

(1)  Represents 2008 Equity Incentive Plan.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based upon, and should be read in conjunction with, our audited consolidated financial statements and related notes included elsewhere in this annual report, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

Pioneer of On-Site IT Support. With the formation in June 2001 of our subsidiary Geeks On Call America, Inc. we believe that we have helped pioneer the on-site residential IT service concept to address a huge need. We were among the first companies to utilize national advertising and unique automotive detailing to promote our services. Recognizable by our branded Chrysler PT Cruisers, we have been recognized in 2007 and in prior years for our growth by Franchise Times and Entrepreneur Magazine. Our franchise owners and IT professionals also serve as experts for news stories, and have been featured in USA Today, NBC Nightly News, and hundreds of local newspapers and television.

Franchise Growth. Since our operating subsidiary began franchising in 2001, each small business franchisee has worked as an entrepreneur by growing their businesses in the communities where they live and work. They build their businesses one satisfied customer at a time. As of August 31, 2008, we have granted 235 independently-owned and-operated Geeks On Call franchises that support customers in 28 cities across the United States.

Key variables of financial condition. We use the following key indicators of financial condition and operating performance to analyze our financial results:

•	Geographic footprint
	o	Our ability to service an increasing number of markets within the United States.
•	Revenue from services and sales performed by franchise units include a number of variables including:
	o	Average revenue per invoice; and
	o	Total number of weekly revenue generating appointments.
•	Revenue from our operated territories are measured by looking at:
	o	Average revenue per invoice; and
	o	Total number of weekly revenue generated appointments.
•	Technology Industry Changes
	o	Industry indicators include:
▪ New software versions;
▪ New virus attacks on personal computers;
▪ Retail economic reports listing the number of new computers sold; and
▪ Increases or decreases in the number of new (small) business startups.

Small Business Expansion. Today, we have expanded our rapid-response, IT services and solutions to advise and support small to medium sized businesses. Through our network of Comptia A+ and Microsoft certified IT professionals, we provide small businesses with a competitive edge through technology support previously only available to large enterprise business. As business owners themselves, our franchisees understand that IT is as mission-critical to a small business as it is to a large enterprise, thus leveling the playing field for entrepreneurs and small business throughout the country.

Services. It is our goal to seek out additional strategic partners with compelling products and services and attractive margin potential that provide us and our franchise partners with a competitive edge in the marketplace. One of our overarching business goals and primary objectives is to find new and innovative ways to help our franchise partners and company owned operations build their business and increase profitability.

Our certified IT professionals provide a vast array of services including system security and online privacy solutions, hardware and software repairs and troubleshooting, wireless equipment and network installations, spyware and virus prevention and removal, data backups and transfers, and other value-added products and services from a wide variety of strategic relationships including:

•	Ingram Micro Technology Sourcing Agreement for over 1,500 products.

•	Eco Data, Data Recovery Services
Private Label Reseller Agreement

•	IT Control Suite, Remote Network Management and Monitoring
Private Label Reseller Agreement

•	CA (formerly Computer Associates)
Certified Platinum Reseller

•	Hewlett Packard Authorized Reseller

•	MPC Computer Authorized Reseller (formerly Gateway Computers)

•	Microsoft Gold Partner

•	Microsoft Small Business Specialist

•	Tech Solutions, Inc.
Certified VOIP Installation Provider

•	Telkonet Inc.
Private Label Distribution Agreement for the Geek Link System

•	Value Added Benefit Partners
Geeks On call is now the preferred IT support provider to the following franchise networks: Molly Maid, Puro Clean, Ident-A-Kid, Christmas Décor, Money Mailer, Tax Centers of America, PermaGlaze, Mr. Handyman, 1800DryClean, U-Build-IT, Creative International, FranNet and Long and Foster Real Estate

Results of Operations

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

Year Ended August 31, 2008 Compared to the Year Ended August 31, 2007

Revenues

The following table summarizes our revenue for the years ended August 31, 2008 and 2007:

	Years ended
	August 31, 2008	August 31, 2007
Total Revenue	$5,238,343	$7,107,854

For the year ended August 31, 2008, revenue decreased by $1,869,511 as compared to the similar period in 2007. This decrease is primarily attributable to a reduction in the number of active operating franchises and corresponding royalty revenues, in the amount of $1,079,015 and a reduction in the granting of new franchises.

To maintain our overall level of quality, we have re-acquired marginally performing franchise operations for the purpose of either re-franchising the territories or operating them within our company owned model. As such, we have added more technical support staff to provide improved response times.

Operating Loss

The following table summarizes our operating loss for the years ended August 31, 2008 and 2007:

	Years ended
	August 31, 2008	August 31, 2007
Operating loss	$4,971,320	$1,091,360

Operating expenses, which consist of selling, general and administrative expenses, advertising, bad debt expense, impairment loss, and depreciation and amortization totaled $10,209,663 for the year ended August 31, 2008, as compared to $8,199,214 for the year ended August 31, 2007, representing an increase of approximately 25%. Our operating loss for the year ended August 31, 2008 was $4,971,320 as compared to an operating loss of $1,091,360 for the year ended August 31, 2007, representing an increase of approximately 356%. Our operating loss increased due to an increase in selling, general and administrative expenses, bad debt expense, impairment loss and depreciation and amortization as explained below.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the years ended August 31, 2008 and 2007:

	Years ended
	August 31, 2008	August 31, 2007
Selling, general and administrative expenses	$6,357,500	$3,966,933

Selling, General and Administrative expenses, which consist of salaries, commissions, professional fees and overhead expenses, increased $2,390,567 or 60% to $6,357,500 for the year ended August 31, 2008, as compared to $3,966,933 for the year ended August 31, 2007. This increase is mainly attributable to the four areas discussed below and other direct and/or indirect overhead expenses.

Costs associated with meeting the requirements of being a public company

We have incurred significant costs relating to entering the public sector including professional fees relative to the preparation and completion of the reporting and filing requirements. During the year ended August 31, 2008, we incurred approximately $955,000 in connection with meeting costs associated with the legal and accounting reporting obligations of becoming a public company. We did not incur similar costs during the year ended August 31, 2007.

Investor Relations

We incurred expenses of approximately $190,000 during the year ended August 31, 2008 in connection with investor relations activities.

Increased staffing

We incurred new costs of approximately $409,000 during the year ended August 31, 2008 in connection with the hiring of new support and management personnel as compared to $0 during the previous year. During the year ended August 31, 2008 we added approximately 14 new management and support personnel to oversee and support our growing business as compared to 0 during the previous year. These new hires are necessary to support the servicing of customers of our company owned territories. We have added the management personnel to provide support to both our franchise partner operating units as well as our company operated business.

Stock based compensation

In our effort to retain and recruit qualified employees, we introduced a non qualified stock option plan in February 2008. As such, we granted incentive stock options to officers and key employees as incentives. During the year ended August 31, 2008 we incurred a non cash cost of vested options in the amount of $264,990 which was not incurred during the previous comparable period.

Advertising

The following table summarizes our advertising expense for the years ended August 31, 2008 and 2007:

	Years ended
	August 31, 2008	August 31, 2007
Advertising expense	$3,299,944	$3,993,017

Advertising expenses decreased $693,073 or 17% to $3,299,944 for the year ended August 31, 2008, as compared to $3,993,017 for the year ended August 31, 2007. This decrease was attributable to a proportionate reduction in the operating franchise territories and the reduction in granting and opening of new franchise territories.

Bad Debt Expense

The following table summarizes our bad debt expense for the years ended August 31, 2008 and 2007:

	Years ended
	August 31, 2008	August 31, 2007
Bad debt expense	$275,977	$68,729

Bad debt expense increased $207,248 or 302% to $275,977 for the year ended August 31, 2008, as compared to $68,729 for the year ended August 31, 2007. We issued notes to franchise owners who expressed interest in expanding their business for payment of franchise fees. However, a number of franchise owners defaulted on their notes as they failed to successfully complete their expansion plans.

Impairment Loss

The following table summarizes our impairment loss for the years ended August 31, 2008 and 2007:

	Years ended
	August 31, 2008	August 31, 2007
Impairment loss	$49,000	$-0-

We incurred $49,000 of impairment loss during the year ended August 31, 2008, as compared to $0 for the year ended August 31, 2007. We performed an evaluation of our customer lists for purposes of determining the implied fair value. Our findings indicated that the recorded book value of the customer lists exceeded its fair value, as determined by calculating a fair value based upon discounted cash flows of the projected and assumed fees from the current binding service agreements and other recurring fees earned from these customer lists and accordingly recorded the impairment loss.

Depreciation and Amortization

The following table summarizes our depreciation and amortization for the years ended August 31, 2008 and August 31, 2007:

	Years ended
	August 31, 2008	August 31, 2007
Depreciation and amortization	$227,242	$170,535

Depreciation and amortization expense totaled $227,242 for the year ended August 31, 2008, as compared to $170,535 for the year ended August 31, 2007. The increase was primarily attributable to the acquisition of customer lists and a telephone support system made during the current fiscal year ended August 31, 2008.

Net Cash Used in Operating Activities

The following table summarizes our net cash used in operating activities for the years ended August 31, 2008 and 2007:

	Years ended
	August 31, 2008	August 31, 2007
Net cash used in operating activities	$3,386,944	$498,137

Cash utilized in operating activities was $3,386,944 for the year ended August 31, 2008, as compared to $498,137 for the year ended August 31, 2007. The increase was primarily due to the cost of the reverse merger, costs associated with filing requirements to be a public company, investor relations, bad debt, and the hiring of additional staff and consultants.

During the year ended August 31, 2008, operating costs increased as a result of becoming public. We incurred significant costs including audit and legal fees as well as an increase in staffing levels. These costs reflect both an increase in our operating loss from $1,091,360 to $4,971,320, or an increase of $3,879,960, and the increased use of operating activities capital (cash flow) of $2,888,807.

Net Cash Used in Investing Activities

The following table summarizes our net cash used in investing activities for the years ended August 31, 2008 and 2007:

	Years ended
	August 31, 2008	August 31, 2007
Net cash used in investing activities	$133,356	$519,964

Net cash used in investing activities totaled $133,356 for the year ended August 31, 2008 as compared to $519,964 for the year ended August 31, 2007. Cash used in investing activities was focused on acquisition of the customer lists and a telephone support system. This resulted in a decrease in cash expenditures from the prior period. This decrease is mainly attributable to a reduction in new notes/loans issued to franchise owners and an increase in collections in existing notes receivable.

Net Cash Used in and Provided by Financing Activities

The following table summarizes our net cash used in and provided by financing activities for the years ended August 31, 2008 and 2007:

	Years ended
	August 31, 2008	August 31, 2007
Net cash provided by financing activities	$3,416,953	$631,091

Net cash provided by financing activities totaled $3,416,953 for the year ended August 31, 2008, as compared to cash provided by financing activities of $631,091 for the year ended August 31, 2007. The reason for the increase was primarily attributable to the proceeds from the sale of common stock in connection with certain private placements of our common stock, proceeds from issuance of two new notes payable and a new line of credit.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding. Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.

As of August 31, 2008, we had a working capital deficit of $2,200,645 as compared to a working capital deficit of $737,215 at August 31, 2007. For the year ended August 31, 2008, we generated a net cash flow deficit from operating activities of $3,386,944 consisting primarily of year to date losses of $4,964,980, adjusted primarily for increase of operating assets and liabilities, net of $721,278 and non-cash expenditures related to equity based compensation of $304,539, depreciation and amortization of $227,242, bad debt expense of $275,977 and impairment loss of $49,000. Cash used in investing activities totaled $133,356, consisting of $231,340 which was utilized for acquisition of property and equipment, $12,000 for loans to franchisees and others and payments received from franchisees of $109,984. Cash provided by financing activities for the year ended August 31, 2008 totaled $3,416,953 consisting of $3,196,903 proceeds from issuance of common stock, proceeds from issuance of notes payable and a new line of credit, and operating lease refund in the amount of $630,100, less repayments of previously incurred debt of $410,050.

Exploitation of potential revenue sources will be financed primarily through available working capital, the sale of securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations. We have sufficient funds to conduct our operations for approximately six months. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Our registered independent certified public accountants have stated in their report dated December 2, 2008, that we have experienced recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain operations. These factors among others may raise doubt about our ability to continue as a going concern.
On September 30, 2008, in the first traunch of a private placement offering, we sold to accredited investors a total of 24.75 units, consisting of 824,997 shares of Common Stock and 412,495 warrants to purchase shares of Common stock, at an aggregate offering price of $495,000. Each share of Common Stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of Common Stock exercisable at $0.75 per share, for a period ending on the fifth anniversary of the issuance of the warrants. We paid the placement agent for the offering of these units’ aggregate placement fees of $49,500. The placement agent also received warrants to purchase a total of 65,600 shares of Common Stock, exercisable at $0.75 per share, for a period ending on the fifth anniversary of the final closing of the offering.

On October 15, 2008, October 16, 2008 and October 23, 2008, we closed on three additional traunches of a private placement offering (the “October Private Placement”) in which we sold to accredited investors a total of 8 units of the October Private Placement, consisting of 444,354 shares of Common Stock and warrants to purchase 222,175 shares of Common stock, at an aggregate offering price of $160,000. Each share of Common Stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of Common Stock exercisable at a price between $0.42 and $0.46 per share, for a period ending on the fifth anniversary of the issuance of the warrants. We paid the placement agent for the offering of these units’ aggregate placement fees of $16,000. The placement agent also received warrants to purchase a total of 35,546 shares of Common Stock, exercisable for a period ending on the fifth anniversary of the final closing of the offering.

On November 5, 2008, we closed on an additional traunch of a private placement offering (the “November Private Placement”) in which we sold to accredited investors a total of 1 unit of the November Private Placement, consisting of 58,823 shares of Common Stock and warrants to purchase 29,411 shares of Common stock, at an aggregate offering price of $20,000. Each share of Common Stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of Common Stock exercisable at $0.42 per share, for a period ending on the fifth anniversary of the issuance of the warrants. The Company paid the placement agent for the offering of these units’ aggregate placement fees of $2,000. The placement agent also received warrants to purchase a total of 4,705 shares of Common Stock, exercisable at $0.42 per share, for a period ending on the fifth anniversary of the final closing of the offering.

No assurance can be given that any source of additional cash will be available to us. If no source of additional cash is available to us, we may have to significantly reduce the scope of our operations or possibly seek court protection from creditors or cease business operations altogether.

Material Trends and Uncertainties

Going Concern

The independent auditors report on our August 31, 2008 and 2007 consolidated financial statements that are included in this annual report states that we have experienced recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations. We experienced a net loss of approximately $4,964,980 for the year ended August 31, 2008 and our current operations are not cash flow positive and we have accumulated a deficit of $10,404,631 as of August 31, 2008.  These factors among others may raise doubt about our ability to continue as a going concern.

Management has undertaken the following steps to address our requirements for increasing liquidity, generating cash flow and achieving profitable operations.

Future Capital Requirements

We cannot make assurances that our business operations will provide us with significant cash to continue operations.

Additional financing in the form of debt and/or equity is being sought to fund our business growth, but we cannot guarantee that we will be able to obtain such financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Financings

We have raised approximately $3,196,000, net of costs, through private placements of our common stock consummated on February 2, 2008 and February 22, 2008.

In June 2008, we entered into Short Term Promissory Notes with two (2) private investment sources in the amount of $200,000 each for the total principle sum of $400,000, each bearing an interest rate at prime quoted by the Wall Street Journal plus two percent. The Notes are payable on demand after ninety (90) days from the date of the Notes.

In October 2008, we paid the Short Term Promissory Note of $200,000 originally due September 8, 2008. Additionally, on October 1, 2008 we issued a new Short Term Promissory Note in the amount of $200,000 to replace the Note originally due September 18, 2008. The Short Term Promissory Note bears interest at 7% per annum and is due on December 30, 2008.

In the past, we have been successful in obtaining cash resources through private placements. Financing activities provided cash of $3,416,953 during the year ended August 31, 2008 compared to $631,091 for the year ended August 31, 2007, an increase of $2,785,862 or approximately 441%.

Warrants

The warrants to be issued pursuant to the investors and placement agent (1,825,000 and 292,000 shares, respectively) in the February 2008 financing are as follows:

			Outstanding
	Total		At
Exercise Price	Number		August 31,
Per Share	Issued	Expired	2008
$1.50	2,117,000	February 2014	2,117,000

	2,117,000		2,117,000

All warrants have a five-year exercise period from the date of issuance of the warrants. Pursuant to the private placement agreement, these warrants contain certain anti dilutive provisions. We subsequently sold common shares with a private placement in September and October 2008. The warrants described above have been reset to an exercise price of $0.34 per share accordingly.

Additional Financing Required

Management plans to continue raising additional capital through a variety of fund raising methods during fiscal year 2009 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Although we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

•	curtail operations significantly;
•	sell significant assets;
•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or
•	explore other strategic alternatives including a merger or sale;

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash and assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

On September 30, 2008, in the first traunch of a private placement offering, we sold to accredited investors a total of 24.75 units, consisting of 824,997 shares of Common Stock and 412,495 warrants to purchase shares of Common stock, at an aggregate offering price of $495,000. Each share of Common Stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of Common Stock exercisable at $0.75 per share, for a period ending on the fifth anniversary of the issuance of the warrants. We paid the placement agent for the offering of these units’ aggregate placement fees of $49,500. The placement agent also received warrants to purchase a total of 65,600 shares of Common Stock, exercisable at $0.75 per share, for a period ending on the fifth anniversary of the final closing of the offering.

On October 15, 2008, October 16, 2008 and October 23, 2008, we closed on three additional traunches of a private placement offering (the “October Private Placement”) in which we sold to accredited investors a total of 8 units of the October Private Placement, consisting of 444,354 shares of Common Stock and warrants to purchase 222,175 shares of Common stock, at an aggregate offering price of $160,000. Each share of Common Stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of Common Stock exercisable at a price between $0.42 and $0.46 per share, for a period ending on the fifth anniversary of the issuance of the warrants. We paid the placement agent for the offering of these units’ aggregate placement fees of $16,000. The placement agent also received warrants to purchase a total of 35,546 shares of Common Stock, exercisable for a period ending on the fifth anniversary of the final closing of the offering.

On November 5, 2008, we closed on an additional traunch of a private placement offering (the “November Private Placement”) in which we sold to accredited investors a total of 1 unit of the November Private Placement, consisting of 58,823 shares of Common Stock and warrants to purchase 29,411 shares of Common stock, at an aggregate offering price of $20,000. Each share of Common Stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of Common Stock exercisable at $0.42 per share, for a period ending on the fifth anniversary of the issuance of the warrants. The Company paid the placement agent for the offering of these units’ aggregate placement fees of $2,000. The placement agent also received warrants to purchase a total of 4,705 shares of Common Stock, exercisable at $0.42 per share, for a period ending on the fifth anniversary of the final closing of the offering.

Inflation

The impact of inflation on our costs, and the ability to pass on cost increases to our customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past fiscal year, and we do not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements

Since our inception we have not engaged in any off-balance sheet arrangements, including the use or structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) stock-based compensation arrangements; (c) revenue recognition; and (d) long-lived assets. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements included in this annual report requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation Arrangements

We intend to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

Revenue Recognition

We account for revenue under the guidance provided by SFAS No. 45, “Accounting for Franchise Fee Revenue (as amended) and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”.

Franchise fee revenue is recognized when (i) all of our material obligations to prepare the franchisee for operations have been substantially completed; and (ii) all material initial services to be provided by us have been performed, with an appropriate provision for estimated uncollectible amounts. Obligations to prepare the franchisee for operations are substantially completed upon the completion by the franchisee of our training program.

There are no other material conditions or commitments or obligations that exist related to the determination of substantial performance or substantial completion of the franchise agreement.

Area Development Agreements

Area developer agreements, where we sell the rights to develop a territory or market, are nonrefundable fees recognized as revenue upon signature of the Area Development Agreement and substantial completion of all of our obligations associated with the opening of the first franchise under the agreement have been met. Substantial completion includes, but is not limited to, conducting market and trade area analysis, a meeting with our executives, and performing potential franchise background investigation, all of which are completed prior to our execution of the Area Development Agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt and with the opening of the first franchise under the Area Development Agreement.

No additional substantive services required after the first franchise is opened under the Area Development Agreement.

Advertising and Royalty Fees

Initial advertising fees are recognized when the territory is open and the related advertising has been performed. Ongoing royalties and advertising fees are recognized as the franchised territory generates sales and ongoing advertising is performed.

Reacquired Franchises

From time to time we may recover franchise rights through repossession, or if a franchisee fails to open a previously granted franchise. If, for any reason, we refund the consideration received, the original sale is canceled, and revenue previously recognized is accounted for as a reduction in revenue in the period the franchise is repossessed. If franchise rights are repossessed but no refund is made (a) the transaction is not regarded as a sale cancellation, (b) no adjustment is made to any previously recognized revenue, (c) any estimated uncollectible amounts resulting from unpaid receivables is provided for, and (d) any consideration retained for which revenue was not previously recognized is reported as revenue.

Deferred Franchise Fees

We may receive all or part of the initial franchise or advertising fee prior to the execution of the franchise agreement or the completion of the earnings process. These amounts are classified as deferred revenue until the fee qualifies to be recognized as revenue or is refunded.

Long-lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Consolidated financial statements as of and for the fiscal years ended August 31, 2008 and 2007 are presented in a separate section of this report following Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer, Mr. Richard T. Cole, our Chief Operating Officer, Mr. Richard G. Artese and our Vice-President of Finance, Mr. Keith W. Wesp, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2008. Based upon that evaluation and the identification of the material weakness in our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer, Chief Operating Officer and Vice-President of Finance concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer, our Chief Operating Officer and Vice-President of Finance, has assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, our management used the criteria established in“Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely the fact that we are a relatively recent public company, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, we have concluded that, as of August 31, 2008, our internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in our internal control over financial reporting and our ineffective disclosure controls and procedures discussed above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our consolidated financial position, results of operations, and cash flows for the periods presented in accordance with GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer, Chief Operating Officer and Vice-President of Finance, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information regarding our directors and executive officers. Each of the directors listed below was elected to our board of directors to serve until our next annual meeting of stockholders or until his successor is elected and qualified. All directors hold office for one-year terms until the election and qualification of their successors. The following table sets forth information regarding the members of our board of directors and our executive officers:

Name	Age	Position with the Company

Richard T. Cole	54	CEO, Chairman of the Board

Ronald W. Pickett	61	Vice-Chairman of the Board

James Weathers	53	Director

Jim Johnsen	41	Director

Steve Sanford	44	Director

Robert P. Crabb	61	Chief Marketing Officer, Director and Secretary

Douglas Glenn	42	Director

Richard G. Artese	41	Executive Vice President and Chief Operating Officer

Keith W. Wesp	36	Vice President of Finance and Assistant Secretary

Richard T. Cole, CEO, Chairman of the Board

Mr. Cole is a co-founder of Geeks On Call and has served as its Chairman since its inception in June 2001. Mr. Cole also was the Managing Member of our predecessor, Geeks On Call America, LLC. Prior to 2000, Mr. Cole was the Managing Member of Beach Capital LLC. Mr. Cole previously served as President of American Outdoor Advertising, Inc. (a subsidiary of Landmark Communications, Inc. subsidiary) from March 1997 until October 1999, and as President of FKM Advertising from February 1994 until November 1996.

Ronald W. Pickett, Vice-Chairman of the Board

Mr. Pickett has served as Vice-Chairman of the Board of Directors of Geeks On Call since October 2007. Mr. Pickett is the former Chief Executive Officer and founder of Telkonet, Inc., having served in such capacity between January 2003 and November 2007, He was the founder, and for twenty years served as the Chairman of the Board and President, of Medical Advisory Systems, Inc. (a company providing international medical services and pharmaceutical distribution) until its merger with Digital Angel Corporation in March 2002. A graduate of Gordon College, Mr. Pickett has engaged in various entrepreneurial activities for 35 years.   Mr. Pickett is also the President and a director of MSTI Holdings, Inc. (OTCBB:MSHI).

James Weathers, Director

Mr. Weathers has served as a Director of Geeks On Call since January 2005. Since 1986, Mr. Weathers has served as the President of Advanced Farms Technology Co. with papaya farming operations in Mexico and Jamaica. Mr. Weathers has been the President of Integrated Agriculture Inc., whose business is principally the production of food products and the importation of products to North America and Europe, since 1980.

Jim Johnsen, Director

Mr. Johnsen has served as a Director of Geeks On Call since April 2002. Mr. Johnsen is a Managing Director of Johnsen, Fretty & Company, LLC, a boutique investment bank based in Stamford, Connecticut, assisting middle-market companies with a variety of challenges. Previously, he was Vice President at Southport Partners, a boutique investment bank serving the technology sector.

Steve Sanford, Director

Mr. Sanford has served as a Director of Geeks On Call since January 2007, and is the founder and President of InovaOne Studios, Inc. based in Atlanta, Georgia.

Robert P. Crabb, Chief Marketing Officer, Director and Secretary

Mr. Crabb has served as a Director of Geeks On Call since October 2007. Mr. Crabb is a founder, former director, former chief marketing officer and former Secretary of Telkonet, Inc. He has over 35 years of sales, marketing and corporate management experience, including 15 years in the insurance industry. His entrepreneurial expertise also includes public company administration, financial consulting, corporate management and commercial/residential real estate development. He served as a noncommissioned officer in the United States Marine Corps from 1966 to 1974.

Douglas Glenn, Director

Mr. Glenn served as a director of Geeks On Call from its inception in June 2001 until December 2005 and rejoined the Board of Directors in November 2007. He served as the General Counsel and Secretary of Geeks On Call from its inception in June 2001 until December 2007. Since November 2007, he has served as Executive Vice President and General Counsel of Hampton Roads Bankshares, Inc., and its subsidiary, Bank Of Hampton Roads, based in Norfolk, Virginia. Mr. Glenn has also served as a director of Hampton Roads Bankshares, Inc., since February 2006. Mr. Glenn is a shareholder in the Virginia Beach, Virginia law firm of Pender & Coward, P.C. located in Virginia Beach, Virginia, where he has practiced law since 1991.

Richard G. Artese, Executive Vice President and Chief Operating Officer

Mr. Artese has served as Executive Vice President and Chief Operating Officer of Geeks On Call since March 2008. From November 2005 to March 2008, Mr. Artese served as the Vice President and Chief Information Officer. From May 2005 to November 2005, Mr. Artese served as its Director of Technology. From August 2001 to August 2004 he worked as the Managing Director Technology Consulting Group for Top Tier Management in New York, New York and Norfolk, Virginia. From March 1998 to July 2001, he was Senior Vice President and Chief Information Officer for Porter Novelli International in New York, New York. From July 1995 to March 1998, he served as Director of Technology and Office Services for the Delta Consulting Group, Inc. of New York, New York.

Keith W. Wesp, Vice President of Finance and Assistant Secretary

Mr. Wesp has served as Vice President of Finance and Assistant Secretary for Geeks On Call since March 2008. From August 2001 to March 2008, Mr. Wesp served as the Controller and Assistant Secretary. From October 1995 until July 2001, Mr. Wesp worked for Rothman and Vaughan, CPA’s, as an accountant.

There are no family relationships between any of our directors and executive officers.

Committees of the Board of Directors

We presently have a compensation committee, and an audit committee. We intend to appoint such persons to the board of directors and committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange. We do not currently have an “audit committee financial expert”, however, we intend that a majority of our directors will be independent directors, of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the SEC. Additionally, the board of directors is expected to adopt charters relative to each such committee, in the near future.

Audit Committee

Our audit committee currently consists of Robert Crabb, James Weathers, Steven Sanford and Keith Wesp. The audit committee has not adopted a written charter. The primary responsibility of the audit committee is to oversee our financial reporting process on behalf of our board of directors and report the result of their activities to the board. Such responsibilities include the selection, and if necessary the replacement, of our independent auditors, review with such independent auditors of the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of our annual audit, including the financial statements included in this annual report.

Compensation Committee

Our Compensation committee consists of Ronald Pickett, Douglas Glenn, James Johnson and Richard Artese. The compensation committee has not adopted a written charter. The primary responsibility of the compensation committee is to oversee the compensation of key executives within the company including our chief executive officer.

Section 16(a) Beneficial Ownership Compliance

None of our directors, executive officers or 10% stockholders were subject to the filing requirements of the Exchange Act during our most recent fiscal years or prior years.

Code of Ethics

We have a code of ethics that applies to our officers, directors and employees including our chief executive officer and principal financial officer.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our chief executive officer and our two most highly compensated executive officers who received annual compensation in excess of $100,000 during fiscal 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Richard T. Cole	(1)2008	275,000	100,000	176,660	0	375,000
President and CEO	(2)2007	200,000	0	0	0	200,000

Richard G. Artese	(3)2008	200,000	50,0000	0	0	250,000
Executive Vice President and Chief Operating Officer	(4)2007	150,000	0	0	0	150,000

Keith W. Wesp	(5)2008	135,000	30,0000	0	0	165,000
Vice President of Finance and Assistant Secretary	(6)2007	95,000	0	0	0	95,000

(1) 2008 amounts for Richard T. Cole included the following: salary consists of $275,000 from Mr. Cole’s role as Chief Executive Officer of Geeks On Call Holdings, Inc.; options to purchase 1,000,000 shares of common stock at a price of $1.00 per share, with a fair value of $883,300 which are 20% vested and vest 20% on each anniversary date. The options expire on February 8, 2014.

(2) 2007 amounts for Richard T. Cole included the following: salary consists of $200,000 from Mr. Cole’s role as Chief Executive Officer of our subsidiary Geeks On Call America, Inc.

(3) 2008 amounts for Richard G. Artese include salary of $200,000 from Mr. Artese’s role as Executive Vice President and Chief Operating Officer of Geeks On Call Holdings, Inc.; options to purchase 250,000 shares of common stock at a price of $1.00 per share, with a fair value of $220,825, which vest 20% on each anniversary date. The options expire on February 8, 2014.

(4) 2007 amount for Richard G. Artese included the following: salary consists of $150,000 from Mr. Artese’s role as Chief Information Officer of our subsidiary company Geeks On Call America, Inc.

(5) 2008 amounts for Keith W. Wesp include salary of $135,000 from Mr. Wesp’s role as Vice President of Finance of Geeks On Call Holdings, Inc.; options to purchase 175,000 shares of common stock at a price of $1.00 per share, with a fair value of $154,577, which vest 20% on each anniversary date. The options expire on February 8, 2014.

(6) 2007 amount for Keith W. Wesp included the following: salary consists of $95,000 from Mr. Wesp’s role as Controller of our subsidiary company Geeks On Call America, Inc.

(7)  With respect to equity compensation, the dollar amounts shown above reflect the value of such awards under SFAS 123(R) as recognized in the consolidated financial statements.  With respect to stock awards, the fair value was determined using the Black Scholes Options Pricing Model. Which is based on the closing price on the grant date. The total fair value was composed from taking the number of shares multiplied by the fair value per share.

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on August 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Earned Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard T. Cole	200,000	800,000	200,000	1.00	2-8-2014
Richard G. Artese	—	250,000	—	1.00	2-8-2014
Keith W. Wesp	—	175,000	—	1.00	2-8-2014

Director Compensation

We do not currently compensate our directors for acting as such, although we may do so in the future, including with cash and/or equity. We reimburse our directors for reasonable expenses incurred in connection with their service as directors. As of August 31, 2008, none of our directors received any compensation except for Douglas Glenn who receives $4,167 per month pursuant to a consulting agreement dated February 8, 2008 and Robert Crabb with whom we entered into an employment dated July 21 2008. Pursuant to his employment agreement, Mr. Crabb receives an annual base salary of $150,000 and is eligible to receive a bonus tied to certain milestones, which amount is also to be determined by our board of directors.

Employment Agreements; Severance Agreements; Change of Control Agreements

We entered into employment agreements with Messrs. Cole, Artese and Wesp. The following is a summary of the material terms of such agreements.

Richard T. Cole employment agreement. On February 8, 2008, we entered into an employment agreement with Richard Cole, to serve as our chief executive officer. The term of the agreement is five years. Mr. Cole receives an annual base salary of $275,000, which may be increased annually at the discretion of our board of directors; provided however that Mr. Cole receives an annual cost of living increase of not less than 3% over the prior year’s base salary. In addition to a base salary, Mr. Cole is eligible to receive a bonus tied to certain milestones, which amount is also to be determined by our board of directors. Mr. Cole also receives a company car to use during the term of his agreement.

If Mr. Cole’s employment is terminated without cause (as defined in his agreement) or if he resigns for good reason (as defined in his agreement), we will be obligated to pay him, as severance, his then current annual base salary for eighteen months. If Mr. Cole is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with us for eighteen months after the termination of his employment.

Mr. Cole received, immediately upon the consummation of the reverse merger that resulted in our becoming a public company, 1,000,000 options with a six year term. Twenty percent of the options vested immediately and 20% of the balance of the options will vest on each of the first four anniversaries of the date of grant. The options have an exercise price of $1.00 per share.

Richard G. Artese employment agreement. On February 8, 2008, we entered into an employment agreement with Richard Artese, to serve as our vice president and chief information officer. This agreement was amended on March 28, 2008 at which time our board of directors adopted resolutions appointing Mr. Artese to the position of executive vice president and chief operating officer. The term of the agreement is five years. Mr. Artese receives an annual base salary of $200,000, which may be increased annually at the discretion of our board of directors, provided however that Mr. Artese receives an annual cost of living increase of not less than 3% over the prior year’s base salary. In addition to a base salary, Mr. Artese is eligible to receive a bonus tied to certain milestones, which amount is also to be determined by our board of directors.

If Mr. Artese’s employment is terminated without cause (as defined in his agreement) or if he resigns for good reason (as defined in his agreement), we will be obligated to pay him, as severance, his then current annual base salary for twelve months. If Mr. Artese is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with us for twelve months after the termination of his employment.

Mr. Artese received, immediately upon the consummation of the reverse merger that resulted in our becoming a public company, 250,000 options with a six year term. Twenty percent of the options vest on each of the first five anniversaries of the date of grant. The options have an exercise price of $1.00 per share.

Keith W Wesp employment agreement. On February 8, 2008, we entered into an employment agreement with Keith Wesp, to serve as our controller. This agreement was amended on March 28, 2008 at which time our board of directors adopted resolutions appointing Mr. Wesp to the position of vice president of finance and assistant secretary. The term of the agreement is five years. Mr. Wesp receives an annual base salary of $135,000, which may be increased annually at the discretion of our board of directors. In addition to a base salary, Mr. Wesp is eligible to receive a bonus tied to certain milestones, which amount is also to be determined by our board of directors.

If Mr. Wesp’s employment is terminated without cause (as defined in his agreement) or if he resigns for good reason (as defined in his agreement), we will be obligated to pay him, as severance, his then current annual base salary for six months. If Mr. Wesp is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with us for six months after the termination of his employment.

Mr. Wesp received, immediately upon the consummation of the reverse merger that resulted in our becoming a public company, 175,000 options with a six year term. Twenty percent of the options vest on each of the first five anniversaries of the date of grant. The options have an exercise price of $1.00 per share.

Robert P. Crabb employment agreement. On July 1, 2008, we entered into an employment agreement with Robert P. Crabb, to serve as our chief marketing officer. The term of the agreement is five years. Mr. Crabb receives an annual base salary of $150,000, which may be increased annually at the discretion of the board of directors. In addition to a base salary, Mr. Crabb is eligible to receive a bonus tied to certain milestones, which amount is also to be determined by our board of directors.

If Mr. Crabb employment is terminated without cause (as defined in his agreement) or if he resigns for good reason (as defined in his agreement), we will be obligated to pay him, as severance, his then current annual base salary for six months. If Mr. Crabb is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from completing with us for twelve months after the termination of his employment.

Mr. Crabb received, 150,000 options with a six year term. Twenty percent of the options vest on each of the first five anniversaries of July 1, 2008, the date of grant. The options have an exercise price of $1.15 per share. .

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 2, 2008 by:

•	each person or entity known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of the executive officers named in the Summary Compensation Table above; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 814 Kempsville Road, Suite 106, Norfolk, Virginia 23502. Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of November 25, 2008, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options and warrants, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)

5% Owners :

RTC Investments, LLC (2)	2,777,249	17.9%

Telkonet, Inc. (3)	2,454,500	15.8%

Sandor Capital Master Fund	1,470,588	9.5%

Executive Officers and Directors :

Richard T. Cole (2)(4)	970,071	6.3%

Ronald W. Pickett (3)(5)	100,000	*

James Weathers (2)	-	-

Jim Johnsen (2)	-	-

Steve Sanford (2)	-	-

Robert P. Crabb (8)	30,000	*

Richard G. Artese (6)	4,761	*

Keith W. Wesp (7)	-	-

Douglas Glenn (9)	-	-

All executive officers and directors as a group (nine persons) (2)(3)(4)(5)(6)(7)	1,104,832	7.1%

*Represents less than 1%.

(1)	Based on 15,220,589 shares of our common stock outstanding on December 2, 2008.
(2)
Messrs. Cole, Weathers, Sanford and Johnsen own 8.33%, 44.68%, 3.90%, 2.77%, respectively, of RTC Investments, LLC (“RTC”). None of the shares held by RTC are included in the ownership numbers of Messrs. Cole, Weathers, Sanford and Johnsen elsewhere on this table.

(3)	Mr. Pickett is the former Chief Executive Officer of Telkonet, Inc.
(4)
Includes options vested to acquire 200,000 shares of our common stock. Does not include options to acquire 800,000 shares of our common stock that are not currently exercisable or exercisable within 60 days.

(5)
Includes options vested to acquire 100,000 shares of our common stock. Does not include options to acquire 400,000 shares of our common stock that are not currently exercisable or exercisable within 60 days.

(6)	Does not include options to acquire 250,000 shares of our common stock which are not currently exercisable or exercisable within 60 days.
(7)	Does not include options to acquire 175,000 shares of our common stock which are not currently exercisable or exercisable within 60 days.
(8)	Does not include options to acquire 250,000 shares of our common stock which are not currently exercisable or exercisable within 60 days.
(9)	Does not include options to acquire 150,000 shares of our common stock which are not currently exercisable or exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We have an exclusive private label/marketing agreement with Telkonet pursuant to which we have the right to purchase from Telkonet a private label powerline communications product that will allow us to provide powerline internet connectivity to the small and medium size business community and the residential marketplace. The Telkonet products marketed by us under the trade name Geek Link System will enable us to deliver state of the art networking connectivity, virtually eliminating the need to pull additional Cat 5 cable in office buildings and homes. The Geek Link System will be sold to customers through our existing network of franchisees.

On October 2, 2007, Telkonet, Geeks On Call America, Inc. and certain stockholders of ours entered into an agreement whereby Telkonet acquired 1,160,043.435 shares of our common stock from existing stockholders. Mr. Ronald W. Pickett and Mr. Robert P. Crabb, who each became members of our board of directors upon consummation of the reverse merger that resulted in our becoming a public company, are the former Chief Executive Officer and Secretary, respectively, of Telkonet. Mr. Pickett is the former Vice Chairman of Telkonet. The aggregate purchase price for the shares acquired by Telkonet is $4,500,000, which was payable, at Telkonet’s option, through delivery to the selling stockholders of cash, Telkonet common stock or a combination thereof. The purchase price was paid in shares of Telkonet common stock based upon the average closing price of Telkonet on the American Stock Exchange during the 10 trading days immediately preceding closing. Messrs. Cole, Weathers and Glenn are among the stockholders who sold shares of common stock to Telkonet and received a portion of the aggregate purchase price. Messrs. Cole, Weathers and Glenn received $577,500, $2,075,600 and $285,447 of the aggregate purchase price, respectively.

Prior to the consummation of the reverse merger, the outstanding shares of Geeks On Call America, Inc.'s preferred stock converted into shares of Geeks On Call America, Inc.'s common stock. All of the outstanding shares of Geeks On Call America, Inc.'s Series B and Series C preferred stock were held by RTC Investments, LLC, a Virginia limited liability company (“RTC”). James and Michelle Weathers, are the majority members of RTC. Mr. Weathers is also one of our directors. Richard Cole, our co-founder, Chairman and Chief Executive Officer, is the Managing Member of RTC.

On February 8, 2008, we entered into a consulting agreement with Douglas Glenn, a member of our board of directors. The term of the agreement is two years. Mr. Glenn receives an annual consulting fee of $50,000, which is payable in monthly installments. In the event we undergo a change of control, the aggregate balance of consulting fee will become immediately due and payable.

Mr. Glenn also received, immediately upon the consummation of the Merger, 150,000 options with a six year term. Twenty percent of the options will vest on each of the first five anniversaries of the date of grant. The options have an exercise price of $1.00 per share.

Independent Directors

We do not believe that any of our directors other than Jim Johnsen and Steve Sanford is an “independent director,” as that term is defined by applicable listing standards of the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

We intend to appoint such persons to the board of directors and committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange. We do not currently have an “audit committee financial expert”, however, we intend that a majority of our directors will be independent directors, of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the SEC. Additionally, the board of directors currently expects to adopt charters relative to each such committee, in the near future.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors has appointed RBSM LLP, independent registered public accounting firm as our independent public accountant for the fiscal year ending August 31, 2008.

AUDIT FEES

The aggregate fees billed by our auditors for professional services rendered for the audit of our consolidated annual financial statements for the years ended August 31, 2008 and 2007 were $360,175 and $0, respectively.

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

AUDIT RELATED FEES

There were no audit-related fees for the years ended August 31, 2008 and 2007, respectively.

TAX FEES

The aggregate fees billed by our auditors for professional services rendered in connection with preparation of the Company’s corporate tax returns for the years ended August 31, 2008 and 2007 were $13,950 and $0, respectively.

ALL OTHER FEES

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered above for the years ended August 31, 2008 and 2007.

Pre-Approval of Services by Audit Committee

Our policy is to have the audit committee pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All services performed by our independent auditors in fiscal 2008 and fiscal 2007 were approved in accordance with the audit committee’s pre-approval policies.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date

2.1	Agreement and Plan of Merger, dated as of February 8, 2008, by and among Geeks On Call Holdings, Inc., Geeks On Call America, Inc. and Geeks On Call Acquisition Corp.	8-K	02/13/08
3.1	Certificate of Incorporation	8-K	01/25/08
3.2	Bylaws
10.1	Form of Subscription Agreement, dated February 2008	8-K	02/22/08
10.2	Form of Investor and Placement Agent Warrant, dated February 2008	8-K	02/13/08
10.3	Form of Lockup Agreement, dated February 2008	8-K	02/13/08

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date

10.4	Placement Agent Agreement, dated October 22, 2007, between Geeks On Call America, Inc. and First Montauk Securities Corp.	8-K	02/22/08
10.5	Placement Agent Amendment No. 1, dated January 18, 2008, between Geeks On Call America, Inc. and First Montauk Securities Corp.	8-K	02/22/08
10.6	Placement Agent Amendment No. 2, dated January 31, 2008, between Geeks On Call America, Inc. and First Montauk Securities Corp.	8-K	02/22/08
10.7	Form of Directors and Officers Indemnification Agreement	8-K	02/13/08
10.8	Employment Agreement, dated February 8, 2008, between Geeks On Call Holdings, Inc. and Richard T. Cole	8-K	02/13/08
10.9	Employment Agreement dated February 8, 2008, between Geeks On Call Holdings, Inc. and Richard Artese	8-K	02/13/08
10.10	Employment Agreement dated February 8, 2008, between Geeks On Call Holdings, Inc. and Keith Wesp	8-K	02/13/08
10.11	Consulting Agreement dated February 8, 2008, between Geeks On Call Holdings, Inc. and Douglas Glenn	8-K	02/13/08
10.12	Asset Purchase Agreement dated March 12, 2008, between Geeks On Call Holdings, Inc. and Mr. Gregory C. Hutson	8-K	03/18/08
10.13	Geeks On Call Holdings, Inc. 2008 Equity Incentive Plan	8-K	02/13/08
10.14	Form of 2008 Incentive Stock Option Agreement	8-K	02/13/08
10.15	Form of 2008 Non-Qualified Stock Option Agreement	8-K	02/13/08
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of February 8, 2008, by and between Geeks On Call Holdings, Inc. and Lightview Holdings	8-K	02/13/08
10.17	Form of Franchise Agreement	S-1/A	05/25/08
10.18	Form of Area Development Agreement	S-1/A	05/25/08
10.19	Labor/Marketing Agreement dated as of October 19, 2007, by and between Geeks On Call America, Inc. and Telkonet, Inc.	S-1/A	05/25/08
10.20*	Form of Subscription Agreement
10.21*	Form of Subscription Warrant
10.22*	Form of Placement Agent Agreement
10.23*	Employment Agreement dated July 1, 2008 between the Company and Robert Crabb
21*	Subsidiaries of the Registrant
24.1*	Power of Attorney (included on Signature Page of this Annual Report on Form 10-K)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

* Filed herewith

INDEX TO FINANCIAL STATEMENTS

GEEKS ON CALL HOLDINGS, INC.

FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Geeks on Call Holdings, Inc.
Norfolk, VA

We have audited the accompanying consolidated balance sheets of Geeks on Call Holdings, Inc. and Subsidiary (the “Company”) as of August 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended August 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geeks on Call Holdings, Inc. as of August 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, and effective September 1, 2006.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
December 2, 2008

GEEKS ON CALL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$177,499	$280,846
Accounts receivable, net of allowance for doubtful accounts of $23,601 and $15,893, respectively (Note 1)	146,707	248,091
Notes receivable, current portion, net of allowance for doubtful accounts of $48,320 and $-0-, respectively (Notes 1 and 3)	63,429	145,892
Lease receivable, current portion (Note 4)	19,119	-
Prepaid expenses and other current assets (Notes 5 and 18)	344,808	255,402
Total current assets	751,562	930,231

Property and equipment, net (Note 6)	731,306	483,857

Other assets:
Deposits	2,034	1,784
Notes receivable, long term portion (Notes 1 and 3)	253,754	406,999
Customer lists, net of accumulated amortization and write off of $70,458 (Note 8)	84,042	-
Trademarks, net of accumulated amortization of $6,689 and $5,733, respectively (Note 7)	7,644	8,600
Total other assets	347,474	417,383

Total Assets	$1,830,342	$1,831,471

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities (Note 9)	$2,155,192	$1,142,087
Line of credit (Note 10)	200,000	200,000
Notes payable, current portion (Note 11)	449,959	-
Obligation under capital lease, current portion (Note 12)	69,505	53,909
Deferred franchise and initial advertising fees (Note 1)	70,026	271,450
Other deferred liabilities, current portion	7,525	-
Total current liabilities	2,952,207	1,667,446

Long-term liabilities:
Obligation under capital lease, long term portion (Note 12)	-	53,909
Note payable, long term portion (Note 11)	88,129	-
Shares subject to mandatory redemption (Note 15)	-	685,000
Other deferred liabilities	71,130	50,914
Total liabilities	3,111,466	2,457,269

Commitments and contingencies (Note 14)

STOCKHOLDERS' DEFICIT (Note 16)
Preferred stock, par value $0.001; authorized 10,000,000 shares, none issued and outstanding	-	-
Preferred stock Class B, no par value; authorized 167,130 shares; issued and outstanding as of August 31, 2008 and 2007: -0- and 160,404 shares, respectively	-	2,152,417
Preferred stock Class C, no par value; authorized 128,870 shares; issued and outstanding as of August 31, 2008 and 2007: -0- and 119,784 shares, respectively	-	741,291
Common stock, par value of $0.001; authorized 100,000,000 and 5,000,000 shares respectively; issued and outstanding as of August 31, 2008 and 2007: 14,152,500 and 4,707,229 shares, respectively	14,153	4,707
Additional paid-in capital	9,109,354	1,846,446
Accumulated deficit	(10,404,631)	(5,370,659)
Total stockholders' deficit	(1,281,124)	(625,798)

Total liabilities and stockholders' deficit	$1,830,342	$1,831,471

The accompanying notes are an integral part of these consolidated financial statements

GEEKS ON CALL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2008 AND 2007

	2008	2,007
REVENUES:
Franchise, area developer and initial advertising fees	$787,894	$1,210,770
Royalties and advertising fees	4,411,508	5,840,221
Other	38,941	56,863
Total revenue	5,238,343	7,107,854

OPERATING EXPENSES:
Selling, general and administrative expenses	6,357,500	3,966,933
Advertising expense	3,299,944	3,993,017
Bad debt expense	275,977	68,729
Impairment loss	49,000	-
Depreciation and amortization	227,242	170,535
Total operating expenses	10,209,663	8,199,214

Loss from operations	(4,971,320)	(1,091,360)

Other income (expense):
Other income	14,013	-
Dividends on mandatory redeemable preferred stock	(6,340)	(39,372)
Interest income (expense), net	(1,333)	(16,922)

Net loss before provision for income taxes	(4,964,980)	(1,147,654)

Income taxes (benefit)	-	-

NET LOSS	(4,964,980)	(1,147,654)

Preferred stock dividend	68,992	239,835

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(5,033,972)	$(1,387,489)

Loss per shares, basic and diluted	$(0.50)	$(0.30)

Weighted average number of common shares outstanding, basic and diluted	10,082,311	4,703,158

The accompanying notes are an integral part of these consolidated financial statements

GEEKS ON CALL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED AUGUST 31, 2008 AND 2007

	Common stock		Preferred stock, Class A		Preferred stock, Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Adjusted for recapitalization:
Balance, September 1, 2006, adjusted for shares issued in conjunction with reverse merger on December 14, 2007	4,703,158	$4,703	-	$-	160,404	$1,979,661
Issuance of common stock to employees	4,071	4	-	-	-	-
Preferred stock dividend	-	-	-	-	-	172,756
Net loss	-	-	-	-	-	-
Balance, August 31, 2007	4,707,229	4,707	-	-	160,404	2,152,417
Rounding	10	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	49,696
Common stock issued in exchange for conversion of Series B preferred stock and accrued dividends on December 14, 2007	2,097,756	2,098	-	-	(160,404)	(2,202,113)
Common stock issued in exchange for conversion of Series C preferred stock and accrued dividends on December 14, 2007	655,475	656	-	-	-	-
Common stock issued in exchange for conversion of Series D redeemable preferred stock and accrued dividends on December 14, 2007	552,225	552	-	-	-	-
Cancellation of previously issued common stock for services rendered	(12,695)	(13)	-	-	-	-
Effect of reverse merger on December 14, 2007	2,150,000	2,150	-	-	-	-
Sale of common stock	3,800,000	3,800	-	-	-	-
Fair value of vested options granted to officers and directors	-	-	-	-	-	-
Common stock issued in exchange for acquired assets	125,000	125	-	-	-	-
Common stock issued in June 2008 in exchange for services rendered	42,500	43	-	-	-	-
Common stock issued in August 2008 in exchange for services rendered	15,000	15	-	-	-	-
Common stock issued in August 2008 in exchange for reacquired franchise	20,000	20	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, August 31, 2008	14,152,500	$14,153	-	$-	-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
YEARS ENDED AUGUST 31, 2008 AND 2007

	Preferred stock, Class C		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Adjusted for recapitalization:
Balance, September 1, 2006, adjusted for shares issued in conjunction with reverse merger on December 14, 2007	119,784	$674,212	$1,836,832	$(3,983,170)	$512,238
Issuance of common stock to employees	-	-	9,614	-	9,618
Preferred stock dividend	-	67,079		(239,835)	-
Net loss	-	-	-	(1,147,654)	(1,147,654)
Balance, August 31, 2007	119,784	741,291	1,846,446	(5,370,659)	(625,798)
Rounding	-	-	-	-	-
Preferred stock dividend	-	19,296	-	(68,992)	-
Common stock issued in exchange for conversion of Series B preferred stock and accrued dividends on December 14, 2007	-	-	2,200,015	-	-
Common stock issued in exchange for conversion of Series C preferred stock and accrued dividends on December 14, 2007	(119,784)	(760,587)	759,931	-	-
Common stock issued in exchange for conversion of Series D redeemable preferred stock and accrued dividends on December 14, 2007	-	-	620,160	-	620,712
Cancellation of previously issued common stock for services rendered	-	-	(23,087)	-	(23,100)
Effect of reverse merger on December 14, 2007	-	-	(2,150)	-	-
Sale of common stock	-	-	3,193,103	-	3,196,903
Fair value of vested options granted to officers and directors	-	-	264,990	-	264,990
Common stock issued in exchange for acquired assets	-	-	187,375	-	187,500
Common stock issued in June 2008 in exchange for services rendered	-	-	42,456	-	42,499
Common stock issued in August 2008 in exchange for services rendered	-	-	11,535		11,550
Common stock issued in August 2008 in exchange for reacquired franchise	-	-	8,580		8,600
Net loss	-	-	-	(4,964,980)	(4,964,980)
Balance, August 31, 2008	-	$-	$9,109,354	$(10,404,631)	$(1,281,124)

The accompanying notes are an integral part of these consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,964,980)	$(1,147,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227,242	170,535
Impairment loss	49,000	-
Bad debt expense	275,977	68,729
Common stock issued in exchange for reacquired franchise	8,600	-
Common stock issued in exchange for services rendered, net of cancellations	30,949	9,618
Fair value of vested options granted to officers and directors	264,990	-
Changes in operating assets and liabilities:
Accounts receivable	(60,925)	(63,365)
Prepaid expenses and other current assets	(72,581)	(59,941)
Deposits and other assets	(250)	-
Accounts payable and accrued liabilities	1,058,817	456,705
Deferred franchise fees	(201,424)	67,149
Deferred other liabilities	(2,359)	87
Net cash used in operating activities	(3,386,944)	(498,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	43,239
Loans to franchisees and others	(12,000)	(559,584)
Collections of loans made to franchisees and others	109,984	58,209
Purchase of property and equipment	(231,340)	(61,828)
Net cash used in investing activities	(133,356)	(519,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note obligation	(110,000)	-
Operating lease refund	30,100	-
Repayments of capital lease obligation	(83,638)	(53,909)
Proceeds from issuance of shares subject to mandatory redemption	-	685,000
Proceeds from issuance of notes payable and line of credit	600,000	-
Repayments of notes payable	(216,412)	-
Proceeds from sale of common stock	3,196,903	-
Net cash provided by financing activities	3,416,953	631,091

Net decrease in cash and cash equivalents	(103,347)	(387,010)
Cash and cash equivalents, beginning of year	280,846	667,856

Cash and cash equivalents, end of year	$177,499	$280,846

Supplement disclosures of cash flow information
Interest paid	$17,961	$17,963
Income taxes paid	$-	$-

Fair value of vested options granted to officers and directors	$264,990	$-
Customer lists acquired through issuance of note payable	$154,500	$-
Common stock issued in exchange for property and equipment	$187,500	$-
Equipment acquired in settlement of amount due from customer	$33,437	$-
Inventories acquired in settlement of amount due from customer, net	$16,825	$-
Conversion of accounts receivable into notes receivable, net of write off	$64,998	$-

The accompanying notes are an integral part of these consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements are as follows.

Business and Basis of Presentation

We were originally incorporated under the laws of the State of Nevada on December 22, 2006 under the name Lightview, Inc, (“Lightview”) and formerly operated as a development stage company. On January 23, 2008, Lightview merged with and into Geeks On Call Holdings, Inc., a newly-formed wholly owned subsidiary of Lightview, for the sole purpose of reincorporating in the State of Delaware and changing the name of the company. Thereafter, on February 8, 2008, Geeks On Call America, Inc., Geeks On Call Holdings, Inc. and Geeks On Call Acquisition Corp, a newly-formed wholly-owned subsidiary of Geeks On Call Holdings, Inc. (“Acquisition Corp.”), entered into a merger agreement (the “Merger Agreement”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Corp. merged with and into Geeks On Call America, Inc., and Geeks On Call America, Inc., as the surviving corporation, became the sole wholly-owned operating subsidiary. The consolidated financial statements include the accounts of Geeks On Call Holdings, Inc., the registrant and Geeks On Call America, Inc., the sole wholly-owned operating subsidiary (collectively, the “Company”).

The Company’s operating subsidiary, Geeks On Call America, Inc., was incorporated under the laws of the State of Virginia on June 11, 2001 and subsequently reincorporated on December 14, 2007 under the laws of the State of Delaware. The Company provides quick-response, on-site computer solutions and telephone technical support (including services, on-going, support and training) primarily to small to medium business enterprises and residential computer users in the United States. On-site solutions are provided through a network of independent franchisees who are certified IT solutions providers conducting business under the trade names 1 800 905 GEEK and Geeks On Call®. While the Company has generated revenues from its franchise operations, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of August 31, 2008, the Company has accumulated losses of $10,404,631.

All significant intercompany balances and transactions have been eliminated in consolidation.

Merger and Corporate Restructure

On February 8, 2008, the Company consummated a reverse merger by entering into an Agreement of Merger and Plan of Reorganization (“Merger”) with the stockholders of Geeks On Call America, Inc. (the “Share Exchange”), pursuant to which the stockholders of Geeks On Call America, Inc. (“Geeks”) exchanged all of the issued and outstanding capital stock of Geeks for 8,000,000 shares of common stock of Geeks On Call Holdings, Inc., representing 79% of Geeks On Call Holdings, Inc.’s (the “Parent”) outstanding capital stock, after the return to treasury and retirement of 2,866,667 shares of common stock of the Parent held by certain stockholders of the Parent made concurrently with the share exchange. Upon consummation of the Merger, Geeks became a sole wholly-owned subsidiary of the Parent (the “Company”).

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

The total consideration paid was $-0- and the significant components of the transaction are as follows:

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Geeks On Call Holdings, Inc. (Formerly Lightview, Inc.)
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

Advertising and Royalty Fees

Initial advertising fees are recognized when the territory is open and the related advertising has been performed. Ongoing royalties and advertising fees are recognized as the franchised territory generates sales and ongoing advertising is performed.

Repossessed Franchises

From time to time the Company may recover franchise rights through repossession, or if a franchisee fails to open a previously granted franchise. If, for any reason, the Company refunds the consideration received, the original sale is canceled, and revenue previously recognized is accounted for as a reduction in revenue in the period the franchise is repossessed. If franchise rights are repossessed but no refund is made (a) the transaction is not regarded as a sale cancellation, (b) no adjustment is made to any previously recognized revenue, (c) any estimated uncollectible amounts resulting from unpaid receivables is provided for, and (d) any consideration retained for which revenue was not previously recognized is reported as revenue.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Franchise Fees

The Company may receive all or part of the initial franchise or advertising fee prior to the execution of the franchise agreement or the completion of the earnings process. These amounts are classified as deferred revenue until the fee qualifies to be recognized as revenue or is refunded.

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

Cash and cash equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash and cash equivalents. The Company had $177,499 and $280,846 in cash and cash equivalents at August 31, 2008 and 2007, respectively.

Allowance for doubtful accounts

The Company periodically reviews its trade and notes receivables in determining its allowance for doubtful accounts. As of August 31, 2008 and 2007 allowance for doubtful accounts balances for trade receivables was $23,601 and $15,893, respectively. The allowance for doubtful accounts balances for notes receivable was $48,320 and $0, as of August 31, 2008 and 2007, respectively.

Inventories

Inventories, totaling $32,402 (net of reserve for obsolete and slow moving inventory of $15,339) and $69,453 as of August 31, 2008 and 2007, respectively, are stated at the lower of cost (first in, first out) or net realizable value, and consist primarily of products for sale to franchisees, business forms, marketing and promotional supplies for sale to the Company’s franchisees. Inventories are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method as follows:

Office furniture and equipment	10 years
Computer equipment	5 years
Vehicles	5 years
Software	3 years
Leasehold improvements	lesser of lease terms or 7 years

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at August 31, 2008 and 2007.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customer lists

The Company acquired the rights to provide direct services to customers previously under a franchisee contract by issuing a note payable for the consideration of $154,500.

The Company amortized its intangible asset using the straight-line method over its estimated period of benefit.  The estimated useful life for the customer lists is three years. The Company periodically, but at least annually, evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives, or that impairment indicators are present.

For the year ended August 31, 2008, amortization of $21,458 was charged to operations.

The Company’s management performed an evaluation of its intangible assets (customer lists) at August 31, 2008 for purposes of determining the implied fair value of the assets. The test indicated that the recorded book value of the customer lists exceeded its fair value, as determined by calculating a fair value based upon a discounted cash flows of the projected and assumed fees from the current binding service agreements and other recurring fees earned from these customer lists and accordingly recorded an impairment charge of $49,000 to current year’s results of operations. Considerable management judgment is necessary to estimate the fair value; these estimates of cash flows are significantly impacted by estimates of revenues, costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $3,299,944 and $3,993,017 as advertising costs for the years ended August 31, 2008 and 2007, respectively.

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

As described above, the Company’s management performed an evaluation of its customer lists for purposes of determining the implied fair value of the assets. The test indicated that the recorded book value of the customer lists exceeded its fair value, as determined by discounted cash flows and accordingly recorded an impairment charge of $49,000 to its operations at August 31, 2008.

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

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

As more fully described in Note 11 below, the Company granted 2,485,000 and -0- shares of its stock options during the years ended August 31, 2008 and 2007, respectively to officers, employees, directors and consultants of the Company under the Incentive Options and the Nonqualified Options pursuant to the 2008 Equity Incentive Plan (see Note 17).

As of August 31, 2008, there were 2,435,000 shares of employee stock options (officers, employees and directors) outstanding with 300,000 shares vested and exercisable.

As of August 31, 2008, there were 50,000 shares of non-employee stock options (consultants) outstanding with -0- shares vested and exercisable.

Segment reporting

The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

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

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share (continued)

The following common stock equivalents were excluded from the calculation of the diluted loss per share for the years ended August 31, 2008 and 2007 since the effect would have been anti-dilutive:

	August 31, 2008	August 31, 2007
Warrants	2,117,000	-
Stock options for common stock	300,000	-
Class B preferred stock, if converted	-	930,938
Class C preferred stock, if converted	-	292,778
Total	2,417,000	1,223,716

Reclassifications

Certain amounts in prior year’s consolidated financial statements and the related notes have been reclassified to conform to current year presentation. These reclassifications have no effect on previously reported results of operations.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes - an interpretation of FASB issued Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies”. Effective September 1, 2007, the Company adopted the provisions of FIN No. 48, as required. As a result of implementing FIN No. 48, there has been no adjustment to the Company’s consolidated financial statements and the adoption of FIN No. 48 did not have a material effect on the Company’s consolidated financial statements for the year ended August 31, 2008.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,“Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19 -2”) which addresses accounting for registration payment arrangements. FSP 00-19 -2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19 -2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company did not have a material impact on its consolidated financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. SFAS No. 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").   FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss available to common stockholders of $5,033,972 and $1,387,489 (included $68,992 and $239,835 preferred stock dividends, respectively) for the years ended August 31, 2008 and 2007, respectively. Additionally, the Company has negative working capital of $2,200,645 and an accumulated deficit of $10,404,631 as of August 31, 2008. These factors among others raised doubt about the Company’s ability to continue as going concern.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to expand its current company owned operations to increase its sales volume. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

NOTE 3 - NOTES RECEIVABLE

Note receivables are recorded at cost, less allowance for doubtful accounts, if applicable. Repayment of the notes receivable is dependent on the performance of the underlying franchisees that collateralize the notes receivable. An allowance, if applicable, is estimated based on a comparison of amounts due to the estimated fair value of the underlying franchisee. As of August 31, 2008 and 2007 allowance for doubtful account balances for notes receivables was $48,320 and $-0-, respectively.

At August 31, 2008 and 2007, the notes receivable consist of bridge loans offered to franchisees during the period which the franchisees are establishing their permanent financing with a third party lenders. The notes receivable bear an interest rate of 9% per annum and are recorded at face value. Interest is recognized over the lives of the notes receivable.

A summary of the notes receivable are as follows:

	August 31, 2008	August 31, 2007
Notes receivable, 9% per annum, secured by Franchisee	$317,183	$552,891
Less: Current portion	(63,429)	(145,892)
Long term portion	$253,754	$406,999

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 4 - LEASE RECEIVABLE

Lease receivable is recorded at cost, less allowance for doubtful accounts, if applicable. The Company acquired and leased certain equipment to a franchisee with a monthly installment receipt of $1,924 over one (1) year. The franchisee provides a personal guarantee as collateral. The lease receivable bears an interest rate of 9% per annum and is recorded at face value. Interest is recognized over the life of the lease receivable.

A summary of the notes receivable are as follows:

	August 31, 2008	August 31, 2007
Lease receivable, 9% per annum, secured by Franchisee	$19,119	$-
Less: Current portion	(19,119)	( -)
Long term portion	$-	$-

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of advance payments for advertising with various forms of media and saleable promotional supplies or inventories as follows:

	August 31, 2008	August 31, 2007
Prepaid expenses and other	$312,406	$185,949
Promotional supplies and inventories, net of reserve for obsolete and slow moving inventory of $15,339 and $-0- as of August 31, 2008 and 2007, respectively	32,402	69,453
	$344,808	$255,402

NOTE 6 - PROPERTY AND EQUIPMENT

As of August 31, 2008 and 2007, property and equipment was comprised of the following:

	August 31, 2008	August 31, 2007
Office furniture and equipment	$360,573	$349,259
Computer equipment	420,155	355,003
Vehicles	77,884	60,885
Software	604,362	245,551
Leasehold improvements	51,267	51,267
	1,514,241	1,061,965
Less: accumulated depreciation	(782,935)	(578,108)
	$731,306	$483,857

For the years ended August 31, 2008 and 2007, depreciation expense charged to operations was $204,828 and $169,579, respectively.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 7 - TRADEMARKS

Trademarks are recorded at cost and are amortized ratably over 15 years as summarized below:

	August 31, 2008	August 31, 2007
Trademarks	$14,333	$14,333
Less accumulated amortization	(6,689)	(5,733)
	$7,644	$8,600

For the years ended August 31, 2008 and 2007, the amortization expense charged to operations was $956 and $956, respectively.

NOTE 8 - CUSTOMER LISTS

In March 2008, the Company acquired customer lists for a purchase price of $154,500 payable over three years from the date of purchase (See Note 11).

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, whereby the Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in the results of operations.

Customer lists are recorded at cost and are amortized ratably over three years as summarized below:

	August 31, 2008	August 31, 2007
Customer Lists at cost	$154,500	$-
Less:
Accumulated amortization	(21,458)
Impairment charge (see below)	(49,000)	-
	$84,042	$-

For the years ended August 31, 2008 and 2007, the amortization expense charged to operations was $21,458 and $-0-, respectively.

At August 31, 2008, the Company’s management performed an evaluation of its intangible assets (customer lists) for purposes of determining the implied fair value of the assets. The test indicated that the recorded book value of the customer lists exceeded its fair value, as determined by calculating a fair value based upon a discounted cash flows of the projected and assumed fees from the current binding service agreements and other recurring fees earned from these customer lists and accordingly recorded an impairment charge of $49,000 to current year’s results of operations. Considerable management judgment is necessary to estimate the fair value; these estimates of cash flows are significantly impacted by estimates of revenues, costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of August 31, 2008 and August 31, 2007, accounts payable and accrued liabilities are comprised of the following:

	August 31, 2008	August 31, 2007
Accounts payable	$1,783,905	$970,013
Accrued salaries and expenses	365,002	169,197
Payroll taxes payable	6,285	2,877
	$2,155,192	$1,142,087

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 10 - LINE OF CREDIT

The Company has established a revolving bank line of credit with a financial institution. On October 13, 2006, the line of credit was increased from $200,000 to $700,000. The line of credit accrued interest at prime plus 0.5% interest per annum and is collateralized by inventory, accounts receivable, equipment and other financial instruments of the Company. At August 31, 2007, the Company has outstanding $200,000 on the bank credit line. As of August 31, 2008, this line of credit was closed with no outstanding borrowings.

In July 2008, the Company established a revolving of $400,000 bank line of credit with another financial institution. This facility is secured by certain assets of the Company and is personally guaranteed by the Company’s Chief Executive Officer.

Amounts advanced pursuant to the Agreement are payable on demand at the discretion of the lender and will accrue interest at the rate of 5.5% per annum. Monthly payments of accrued interest, payable in cash, are calculated on the amount of credit outstanding beginning on August 7, 2008.

As of August 31, 2008, the Company has outstanding $200,000 on the existing bank line of credit.

NOTE 11 - NOTES PAYABLE

As of August 31, 2008 and 2007, notes payable is comprised of the following:

	August 31, 2008	August 31, 2007
Note payable, 4.5% per annum with monthly payment of $4,596, due April 2011; unsecured	$138,088	$-
Note payable, prime plus 2% per annum, due September 8, 2008; unsecured.	200,000
Note payable, prime plus 2% per annum, due September 18, 2008; unsecured.	200,000
Less: current portion	(449,959)	-
Long term portion	$88,129	$-

In March 2008, the Company issued an unsecured note payable of $154,500, due in thirty-six (36) monthly payments, to acquire the rights and obligations to directly service customers previously serviced under certain binding service agreements of a former franchisee. (see Note 8 above)

In June 2008, the Company entered into Short Term Promissory Notes with two (2) private investment sources in the amount of $200,000 each for the total principle sum of $400,000, each bearing an interest rate at prime quoted by the Wall Street Journal plus two percent. The Notes are payable on demand after ninety (90) days from the date of the Notes.

In October 2008, the Company paid the Short Term Promissory Note originally due September 8, 2008. Additionally, on October 1, 2008 the Company issued a new Short Term Promissory Note to replace the Note originally due September 18, 2008. The Short Term Promissory Note bears interest at 7% per annum and is due on December 30, 2008.

NOTE 12 - CAPITAL LEASES

The Company leases certain equipment under capitalized leases with an aggregate of monthly payments of $9,130.  The following is the future minimum lease payments under the capital lease:

Year ending August 31:
2009	$77,764
Total minimum lease payments	77,764
Less amount representing interest	(8,259)
Present value of minimum lease payments	69,505
Less current portion	(69,505)
Long term portion	$-

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 13 - INCOME TAXES

The Company follows SFAS No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At August 31, 2008, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $10,400,000 expiring in the year 2028, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of August 31, 2008 and 2007 are as follows:

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended August 31, 2008 and 2007 as follows:

	2008	2007
Statutory federal income tax rate	34.00%	34.00%
Statutory state and local income tax rate (6%), net of federal benefit	3.96%	3.96%

Net operating losses and other tax benefits for which no current benefit is being realized	(37.96%)	(37.96%)
Effect tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 13 - INCOME TAXES (continued)

	August 31,
	2008	2007
Deferred Tax Asset:

Net operating loss carryforward	$3,950,000	$2,039,000
Reserve for doubtful accounts	33,000	6,000
Gross Deferred Tax Asset	3,983,000	2,045,000

Deferred Tax Liabilities:

Property and equipment basis due to accelerated depreciation for tax	(7,000)	(98,000)
Net deferred tax asset	3,976,000	1,947,000
Less valuation allowance	(3,976,000)	(1,947,000)
Deferred tax asset	$-	$-

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases office facilities under an operating lease that expires November 30, 2012 and a corporate facility that expires March 2009.   Additionally, the Company leases office equipment under various operating leases expiring at various dates through 2012.  Future minimum lease payments as of August 31, 2008 are as follows:

Year ended August 31,
2009	$292,688
2010	285,631
2011	290,952
2012	217,255
2013	48,140
Total minimum lease payments	$1,134,666

Rent expense charged to operations amounted to $182,399 and $164,654 for the years ended August 31, 2008 and 2007, respectively.

Employment agreements

The Company entered into employment agreements with certain officers and employees of the Company for a term of five years except one employee with one year term. Total annual base salaries under these agreements are $860,000; stock options granted and with severances ranging from six to eighteen months under described conditions.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and a director. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 14 - COMMITMENTS AND CONTINGENCIES (continued)

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of August 31, 2008 and 2007.

NOTE 15 - SHARES SUBJECT TO MANDATORY REDEMPTION

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

On December 14, 2007, the Company issued 534,828 shares of common stock in exchange for 103,417 shares of Class D Preferred Stock and issued 17,397 shares of common stock in settlement of unpaid dividends. Additionally, the Company issued a promissory note for $110,000 in exchange for the remaining 19,784 shares of Class D Preferred Stock. The promissory note was paid off during the quarter ended February 29, 2008.

NOTE 16 - STOCKHOLDERS’ EQUITY

Preferred stock

As of August 31, 2007, the Company was authorized four classes of preferred stock: Class A has 200,000 authorized shares; Class B has 167,130 authorized shares; Class C has 128,870 authorized shares and Class D has 179,860 authorized shares. All classes have no par value.

On December 14, 2007, the Company filed an “Amended and Restated Certificate of Incorporation” with the State of Delaware. With the amendment and restatement, the Company is authorized to issue two classes of stock to be designated “Common Stock” and “Preferred Stock”, respectively. The total number of shares the Company is authorized to issue is five million seven hundred thousand (5,700,000) shares. Five million (5,000,000) shares shall be $0.001 par value Common Stock and seven hundred (700,000) shares shall be $0.001 par value Preferred stock. The Preferred Stock authorized by the Amended and Restated Certificate of Incorporation may be issued from time to time in one or more class.

As a result of the reverse merger on February 8, 2008 as described in Note 1 above, the Company is authorized to issue 10,000,000 of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 16 - STOCKHOLDERS’ EQUITY (continued)

Preferred stock (continued)

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

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 16 - STOCKHOLDERS’ EQUITY (continued)

Preferred stock (continued)

Conversion

Any holders of Series C Preferred stock will have the right to convert all, but not less than all, of the Series C Preferred stock at the option of the holder at any time into Common stock. The number of shares of Common stock is determined as follows: the sum of (A) the number of shares being converted plus (B) all earned but unpaid dividends with respect to converted shares, divided by 5.56 plus (C) a fraction, numerator of which is 5.56 multiplied by the number of shares being converted, and the denominator of which is 3.85.

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

All issued and outstanding preferred stock had been converted to the Company’s common stock as of August 31, 2008.

Common stock

The Company is authorized to issue 100,000,000 shares of its common stock with a par value of $.001. As of August 31, 2008 and 2007, there were 14,152,500 and 4,707,229 shares of common stock issued and outstanding.

In conjunction with the merger as described on February 8, 2008; the Company split its outstanding shares of common stock at a ratio of 1:2.115868. All references in the consolidated financial statements and notes to consolidated financial statements, numbers of shares and share amounts have been retroactively restated to reflect the split.

During the year ended August 31, 2007, the Company issued an aggregate of 4,071 shares of common stock for services rendered valued at $9,618.

On December 14, 2007, the Company issued a total of 2,097,756 shares of its common stock in exchange for 160,404 shares of Class B Preferred stock and accrued and unpaid dividends.

On December 14, 2007, the Company issued a total of 655,475 shares of its common stock is exchange for 119,784 shares of Class C Preferred stock and accrued and unpaid dividends.

On December 14, 2007, the Company issued a total of 552,225 shares of its common stock in exchange for 103,417 shares of Class D Preferred stock and accrued and unpaid dividends.

On February 8, 2008, the Company accepted subscriptions for 300 units, consisting of an aggregate of 3,000,000 shares of the Company’s common stock and five-year warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The shares and warrants were sold in connection with the Company’s private placement conducted pursuant to the terms of a Confidential Private Placement Memorandum, dated October 22, 2007, as supplemented by Supplement No. 1 dated December 21, 2007, Supplement No. 2 dated January 16, 2008 and Supplement No. 3 dated January 31, 2008. The gross proceeds from the closing of the Private Placement amounted to $3,000,000 (net proceeds of $2,591,400). The Company issued 150,000 shares of its unregistered common stock and five-year warrants to purchase an aggregate of 240,000 shares of the Company’s common stock at an exercise price of $1.50 per share to the placement agent as partial offering costs. These securities issued to the placement agent were fair valued at $150,000. In addition, the Company has incurred additional offering costs of $408,600, which were deducted against the gross proceeds of $3,000,000. The Company has charged the total offering costs of $558,600 to the additional paid-in capital account in connection with this Private Placement.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 16 - STOCKHOLDERS’ EQUITY (continued)

Common stock (continued)

On February 21, 2008, the Company accepted subscriptions for 65 units, consisting of an aggregate of 650,000 shares of the Company’s common stock and five-year warrants to purchase an aggregate of 325,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The shares and warrants were sold in connection with the Company’s private placement conducted pursuant to the terms of a Confidential Private Placement Memorandum, dated October 22, 2007, as supplemented by Supplement No. 1 dated December 21, 2007, Supplement No. 2 dated January 16, 2008 and Supplement No. 3 dated January 31, 2008. The gross proceeds from the second closing of the Private Placement amounted to $650,000 (net proceeds of $605,503).

The Company issued five-year warrants to purchase an aggregate of 52,000 shares of the Company’s common stock at an exercise price of $1.50 per share to the placement agent. The Company has incurred a total offering cost of $44,497 from this second closing of the Private Placement, which has been charged against the additional paid-in capital account.

On April 1, 2008, the Company issued a total of 125,000 shares of its common stock in exchange for the purchase of software. The Company valued the shares at $1.50 per share for a total of $187,500, which, in combination with the cash payment of $100,000, represents the fair value of the asset (aggregate of $287,500), received which did not differ materially from the value of the stock issued and the cash payment made.

In June 2008, the Company issued a total of 42,500 shares of its common stock in exchange for services rendered. The Company valued the shares at $1.00 per share for a total of $42,500, which represents the fair value of the services, received which did not differ materially from the value of the stock issued.

On August 22, 2008, the Company issued a total of 15,000 shares of its common stock in exchange for services rendered. The Company valued the shares at $0.77 per share for a total of $11,550, which represents the fair value of the services, received which did not differ materially from the value of the stock issued.

On August 28, 2008, the Company issued a total of 20,000 shares of its common stock in exchange for reacquiring an existence franchise territory. The Company valued the shares at $0.43 per share for a total of $8,600, which represents the fair value of the franchise territory reacquired that has been charged to the results of operations, which did not differ materially from the value of the stock issued.

NOTE 17 - WARRANTS AND OPTIONS

Warrants

The following table summarizes the warrants outstanding and exercisable for the shares of the Company's common stock issued to investors and placement agent of the Company in connection with the February 2008 Private Placement offerings. These warrants were granted in connection with the private placement of the Company’s common stock and possess all of the conditions for equity classification and therefore are classified as equity.

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	2,117,000	4.44	$1.50	2,117,000	$1.50
	2,117,000			2,117,000

Transactions involving warrants are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Balance, August 31, 2007	-	$-
Granted	2,117,000	1.50
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at August 31, 2008	2,117,000	$1.50

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 17 - WARRANTS AND OPTIONS (continued)

Pursuant to the private placement agreement, these warrants contain certain anti dilutive provisions. As described in Note 19 below, the Company subsequently sold common shares with a private placement in September and October 2008. The warrants described above have been reset to an exercise price of $0.34 per share accordingly.

Employee Stock Options

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

The following table summarizes the options outstanding and exercisable for the shares of the Company's common stock granted to officers, employees and directors of the Company:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	2,285,000	5.43	$1.00	300,000	$1.00
$1.15	150,000	5.83	$1.15	-	$1.15
	2,435,000			300,000

Transactions involving employee stock options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, August 31, 2007	-	$-
Granted	2,435,000	1.01
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at August 31, 2008	2.435,000	$1.01

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

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 17 - WARRANTS AND OPTIONS (continued)

Employee Stock Options (continued)

On February 8, 2008, the Company granted an aggregate of 2,275,000 options to officers, directors and employee to purchase its common stock at $1.00 per share over the next six years vested as follows; option to purchase 300,000 shares of common stock vested immediately and the remaining 1,975,000 options are vesting 20% at each anniversary. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $264,990 was recorded as stock compensation expense for the year ended August 31, 2008. The following assumptions were utilized: Dividend yield: -0-%, volatility: 124.86%; risk free rate: 2.60%; expected life: 6 years.

On February 29, 2008, the Company granted 10,000 options to an employee to purchase its common stock at $1.00 per share over the next six years vesting 20% at each anniversary. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $-0- was recorded as stock compensation expense for the year August 31, 2008. The following assumptions were utilized: Dividend yield: -0-%, volatility: 124.86%; risk free rate: 2.50%; expected life: 6 years.

On July 1, 2008, the Company granted 150,000 options to an officer to purchase its common stock at $1.15 per share over the next six years vesting 20% at each anniversary. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $-0- was recorded as stock compensation expense for the year ended August 31, 2008. The following assumptions were utilized: Dividend yield: -0-%, volatility: 148.04%; risk free rate: 3.33%; expected life: 6 years.

Non - employee Stock Options

The following table summarizes the options outstanding and exercisable for the shares of the Company's common stock granted to non employees of the Company:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	50,000	5.77	$1.50	-	$1.50

Transactions involving non employee stock options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, August 31, 2007	-	$-
Granted	50,000	1.50
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at August 31, 2008	50,000	$1.50

On June 9, 2008, the Company granted 50,000 options to consultants to purchase its common stock at $1.50 per share over the next six years vesting 50% at 90 days of issuance and 50% at 180 days. The fair value will be determined using the Black Scholes Option Pricing Model at the time of vesting.

NOTE 18 - RELATED PARTY TRANSACTIONS

As of August 31, 2008, the Company was due for travel and other advances from employees of $48. These advances have been included in the accompanying consolidated balance sheets under the caption, prepaid expenses and other current assets. Subsequent to August 31, 2008, all advances have been repaid.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008 AND 2007

NOTE 18 - RELATED PARTY TRANSACTIONS (continued)

In October 2007, the Company entered into an exclusive private label/marketing agreement (the “Agreement”) with Telkonet, Inc. (a major supplier of the Company) for products under the trade name Geek Link System. Pursuant to the Agreement, the Company was to resale these private labeled products to customers through the Company’s existing network of franchisees. In addition, the Company, Telkonet, Inc. and certain stockholders of the Company entered into an agreement whereby Telkonet, Inc. acquired 2,454,500 post split (see Note 16) shares of the Company’s common stock from these existing stockholders, which in effect transferred 39.6% ownership in the Company to Telkonet, Inc. by these stockholders. Telkonet Inc.’s ownership of the Company decreased to 17.34% as of August 31, 2008.

On February 8, 2008, we entered into a consulting agreement with Douglas Glenn, a member of our board of directors. The term of the agreement is two years. Mr. Glenn receives an annual consulting fee of $50,000, which is payable in monthly installments. In the event we undergo a change of control, the aggregate balance of consulting fee will become immediately due and payable.

Mr. Glenn also received, immediately upon the consummation of the Merger, 150,000 options with a six year term. Twenty percent of the options will vest on each of the first five anniversaries of the date of grant. The options have an exercise price of $1.00 per share.

NOTE 19 - SUBSEQUENT EVENTS

On September 30, 2008, in the first traunch of a private placement offering, we sold to accredited investors a total of 24.75 units, consisting of 824,997 shares of Common Stock and 412,495 warrants to purchase shares of Common stock, at an aggregate offering price of $495,000. Each share of Common Stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of Common Stock exercisable at $0.75 per share, for a period ending on the fifth anniversary of the issuance of the warrants. We paid the placement agent for the offering of these units’ aggregate placement fees of $49,500. The placement agent also received warrants to purchase a total of 65,600 shares of Common Stock, exercisable at $0.75 per share, for a period ending on the fifth anniversary of the final closing of the offering.

On October 15, 2008, October 16, 2008 and October 23, 2008, we closed on three additional traunches of a private placement offering (the “October Private Placement”) in which we sold to accredited investors a total of 8 units of the October Private Placement, consisting of 444,354 shares of Common Stock and warrants to purchase 222,175 shares of Common stock, at an aggregate offering price of $160,000. Each share of Common Stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of Common Stock exercisable at a price between $0.42 and $0.46 per share, for a period ending on the fifth anniversary of the issuance of the warrants. We paid the placement agent for the offering of these units’ aggregate placement fees of $16,000. The placement agent also received warrants to purchase a total of 35,546 shares of Common Stock, exercisable for a period ending on the fifth anniversary of the final closing of the offering.

Upon completion of the Private Placement, the Company will also issue additional shares of Common Stock to investors in a prior offering pursuant to anti-dilution provisions in favor of those investors. In addition, the warrants issued in connection with the prior offerings have been reset to an exercise price of $0.34 per share pursuant to the anti-dilution provision (see Note 17).

On September 3, 2008, the Company issued an aggregate of 15,000 shares of common stock in exchange for services rendered.

On October 20, 2008, the Company issued 21,501 shares of common stock in exchange for services rendered.

On October 27, 2008, the Company issued 970,588 shares of common stock pursuant to anti-dilution provisions included within a private placement offering dated October 22, 2007.

On November 4, 2008, the Company issued 61,000 shares of common stock in settlement of debt.

On November 5, 2008, we closed on an additional traunch of a private placement offering (the “November Private Placement”) in which we sold to accredited investors a total of 1 unit of the November Private Placement, consisting of 58,823 shares of Common Stock and warrants to purchase 29,411 shares of Common stock, at an aggregate offering price of $20,000. Each share of Common Stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of Common Stock exercisable at $0.42 per share, for a period ending on the fifth anniversary of the issuance of the warrants. The Company paid the placement agent for the offering of these units’ aggregate placement fees of $2,000. The placement agent also received warrants to purchase a total of 4,705 shares of Common Stock, exercisable at $0.42 per share, for a period ending on the fifth anniversary of the final closing of the offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of December 2008.

GEEKS ON CALL HOLDINGS,, INC.

By:	/s/ Keith W. Wesp
Keith W. Wesp
Vice President of Finance

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard T. Cole and Keith Wesp, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard Cole	Chief Executive Officer and Chairman (Principal	December 4, 2008
RICHARD COLE	Executive Officer)

/s/ Keith W. Wesp	Vice President of Finance and Assistant Secretary	December 4, 2008
KEITH W.WESP	(Principal Financial and Principal Accounting Officer)

/s/ Robert P. Crabb	Chief Marketing Officer and Director	December 4, 2008
ROBERT P.CRABB

/s/ Douglas Glenn	Director	December 4, 2008
DOUGLAS GLENN

/s/ Ronald W. Pickett	Vice-Chairman and Director	December 4, 2008
RONALD W. PICKETT

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date
2.1	Agreement and Plan of Merger, dated as of February 8, 2008, by and among Geeks On Call Holdings, Inc., Geeks On Call America, Inc. and Geeks On Call Acquisition Corp.	8-K	02/13/08
3.1	Certificate of Incorporation	8-K	01/25/08
3.2	Bylaws
10.1	Form of Subscription Agreement, dated February 2008	8-K	02/22/08
10.2	Form of Investor and Placement Agent Warrant, dated February 2008	8-K	02/13/08
10.3	Form of Lockup Agreement, dated February 2008	8-K	02/13/08
10.4	Placement Agent Agreement, dated October 22, 2007, between Geeks On Call America, Inc. and First Montauk Securities Corp.	8-K	02/22/08
10.5	Placement Agent Amendment No. 1, dated January 18, 2008, between Geeks On Call America, Inc. and First Montauk Securities Corp.	8-K	02/22/08
10.6	Placement Agent Amendment No. 2, dated January 31, 2008, between Geeks On Call America, Inc. and First Montauk Securities Corp.	8-K	02/22/08
10.7	Form of Directors and Officers Indemnification Agreement	8-K	02/13/08
10.8	Employment Agreement, dated February 8, 2008, between Geeks On Call Holdings, Inc. and Richard T. Cole	8-K	02/13/08
10.9	Employment Agreement dated February 8, 2008, between Geeks On Call Holdings, Inc. and Richard Artese	8-K	02/13/08
10.10	Employment Agreement dated February 8, 2008, between Geeks On Call Holdings, Inc. and Keith Wesp	8-K	02/13/08
10.11	Consulting Agreement dated February 8, 2008, between Geeks On Call Holdings, Inc. and Douglas Glenn	8-K	02/13/08
10.12	Asset Purchase Agreement dated March 12, 2008, between Geeks On Call Holdings, Inc. and Mr. Gregory C. Hutson	8-K	03/18/08
10.13	Geeks On Call Holdings, Inc. 2008 Equity Incentive Plan	8-K	02/13/08
10.14	Form of 2008 Incentive Stock Option Agreement	8-K	02/13/08
10.15	Form of 2008 Non-Qualified Stock Option Agreement	8-K	02/13/08
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of February 8, 2008, by and between Geeks On Call Holdings, Inc. and Lightview Holdings	8-K	02/13/08
10.17	Form of Franchise Agreement	S-1/A	05/25/08
10.18	Form of Area Development Agreement	S-1/A	05/25/08
10.19	Labor/Marketing Agreement dated as of October 19, 2007, by and between Geeks On Call America, Inc. and Telkonet, Inc.	S-1/A	05/25/08
10.20*	Form of Subscription Agreement
10.21*	Form of Subscription Warrant
10.22*	Form of Placement Agent Agreement
10.23*	Employment Agreement dated July 1, 2008 between the Company and Robert Crabb
21*	Subsidiaries of the Registrant
24.1*	Power of Attorney (included on Signature Page of this Annual Report on Form 10-K)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

*	Filed herewith