Form 10-Q
period 2008-11-30
Geeks On Call Holdings, Inc.
filed 2009-01-16
CIK 1403283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

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
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of January 15, 2009, 15,222,589 shares of common stock, $0.001 par value per share, of the issuer were outstanding.

Forward Looking Statements

This quarterly report on Form 10-Q may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results, ability to raise additional capital and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this quarterly report on Form 10-Q is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this quarterly report of Form 10-Q. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this quarterly report on Form 10-Q. We do not intend, and do not assume any obligation to, update these forward looking statements, except as required by law.

GEEKS ON CALL HOLDINGS, INC.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,020	$177,499
Accounts receivable, net of allowance for doubtful accounts of $24,073 and $23,601, respectively	176,538	146,707
Notes receivable, current portion, net of allowance for doubt accounts of $48,320	62,561	63,429
Lease receivable, current portion	14,488	19,119
Financing costs, net of accumulated amortization of $4,275	189,178	-
Prepaid expenses and other current assets	437,908	344,808
Total current assets	934,693	751,562

Property and equipment, net	669,626	731,306

Other assets:
Deposits	2,034	2,034
Notes receivable, long term portion	227,651	253,754
Customer lists, net of accumulated amortization and write off of $83,333 and $70,458, respectively	75,250	84,042
Trademarks, net of accumulated amortization of $6,928 and $6,689, respectively	7,406	7,644
Total other assets	312,341	347,474

Total Assets	$1,916,660	$1,830,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,206,591	$2,155,192
Line of credit	400,000	200,000
Notes payable, current portion	250,523	449,959
Notes payable, related parties	130,000	-
Obligation under capital lease, current portion	44,696	69,505
Deferred franchise and initial advertising fees	78,477	70,026
Other deferred liabilities, current portion	7,525	7,525
Total current liabilities	3,117,812	2,952,207

Long-term liabilities:
Note payable, long term portion	75,284	88,129
Other deferred liabilities	69,249	71,130
Total liabilities	3,262,345	3,111,466

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock, par value of $0.001; authorized 100,000,000 shares; issued and outstanding as of November 30, 2008 and August 31, 2008: 15,222,589 and 14,152,500 shares, respectively	15,223	14,153
Common stock subscription	513,401	-
Additional paid-in capital	9,702,124	9,109,354
Accumulated deficit	(11,576,433)	(10,404,631)
Total stockholders' deficit	(1,345,685)	(1,281,124)

Total liabilities and stockholders' deficit	$1,916,660	$1,830,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GEEKS ON CALL HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30,
	2008	2007
REVENUES:
Franchise, area developer and initial advertising fees	$238,135	$279,910
Royalties and advertising fees	744,587	1,317,201
Other	12,508	7,960
Total revenue	995,230	1,605,071

OPERATING EXPENSES:
Selling, general and administrative expenses	1,745,401	978,021
Advertising expense	343,125	998,699
Depreciation and amortization	69,856	36,386
Total operating expenses	2,158,382	2,013,106

Loss from operations	(1,163,152)	(408,035)

Other income (expense):
Other income	5,344	-
Dividends on mandatory redeemable preferred stock	-	(17,202)
Interest income (expense), net	(13,994)	419

Net loss before provision for income taxes	(1,171,802)	(424,818)

Income taxes (benefit)	-	-

NET LOSS	(1,171,802)	(424,818)

Preferred stock dividend	-	59,793

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,171,802)	$(484,611)

Loss per shares, basic and diluted	$(0.08)	$(0.22)

Weighted average number of common shares outstanding, basic and diluted	14,557,044	2,224,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED  STATEMENT OF STOCKHOLDERS' DEFICIT
YEAR ENDED AUGUST 31, 2008 AND FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008
(unaudited)

	Common stock		Preferred stock, Class A		Preferred stock, Class B		Preferred stock, Class C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, August 31, 2007	4,707,229	$4,707	-	-	160,404	$2,152,417	119,784	$741,291
Rounding	10	-	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	49,696	-	19,296
Common stock issued in exchange for conversion of Series B preferred stock and accrued dividends on December 14, 2007	2,097,756	2,098	-	-	(160,404)	(2,202,113)	-	-
Common stock issued in exchange for conversion of Series C preferred stock and accrued dividends on December 14, 2007	655,475	656	-	-	-	-	(119,784)	(760,587)
Common stock issued in exchange for conversion of Series D redeemable preferred stock and accrued dividends on December 14, 2007	552,225	552	-	-	-	-	-	-
Cancellation of previously issued common stock for services rendered	(12,695)	(13)	-	-	-	-	-	-
Effect of reverse merger on December 14, 2007	2,150,000	2,150	-	-	-	-	-	-
Sale of common stock	3,800,000	3,800	-	-	-	-	-	-
Fair value of vested options granted to officers and directors	-	-	-	-	-	-	-	-
Common stock issued in exchange for acquired assets	125,000	125	-	-	-	-	-	-
Common stock issued in June 2008 in exchange for services rendered	42,500	43	-	-	-	-	-	-
Common stock issued in August 2008 in exchange for services rendered	15,000	15	-	-	-	-	-	-
Common stock issued in August 2008 in exchange for reacquired franchise	20,000	20	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, August 31, 2008	14,152,500	14,153	-	-	-	-	-	-
Common stock issued in September 2008 in exchange for services rendered	15,000	15	-	-	-	-	-	-
Sale of common stock subscription	-	-	-	-	-	-	-	-
Common stock issued in October 2008 in exchange for services rendered	21,501	21	-	-	-	-	-	-
Common stock issued in conjunction with certain anti-dilution provisions included as part of a private sale of common stock	970,588	971	-	-	-	-	-	-
Common stock issued in settlement with debt	63,000	63	-	-	-	-	-	-
Fair value of warrants issued in connection with issuance of debt	-	-	-	-	-	-	-	-
Fair value of vested options granted to officers, directors and consultants	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, November 30, 2008	15,222,589	$15,223	-	$-	-	$-	-	$-

The accompanying  notes are an integral part of these unaudited condensed consolidated financial statements

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED  STATEMENT OF STOCKHOLDERS’ DEFICIT
YEAR ENDED AUGUST 31, 2008 AND FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008
(unaudited)

	Common stock to be issued		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, August 31, 2007	-	$-	$1,846,446	$(5,370,659)	$(625,798)
Rounding	-	-	-	-	-
Preferred stock dividend	-	-	-	(68,992)	-
Common stock issued in exchange for conversion of Series B preferred stock and accrued dividends on December 14, 2007	-	-	2,200,015	-	-
Common stock issued in exchange for conversion of Series C preferred stock and accrued dividends on December 14, 2007	-	-	759,931	-	-
Common stock issued in exchange for conversion of Series D redeemable preferred stock and accrued dividends on December 14, 2007	-	-	620,160	-	620,712
Cancellation of previously issued common stock for services rendered	-	-	(23,087)	-	(23,100)
Effect of reverse merger on December 14, 2007	-	-	(2,150)	-	-
Sale of common stock	-	-	3,193,103	-	3,196,903
Fair value of vested options granted to officers and directors	-	-	264,990	-	264,990
Common stock issued in exchange for acquired assets	-	-	187,375	-	187,500
Common stock issued in June 2008 in exchange for services rendered	-	-	42,456	-	42,499
Common stock issued in August 2008 in exchange for services rendered	-	-	11,535		11,550
Common stock issued in August 2008 in exchange for reacquired franchise	-	-	8,580		8,600
Net loss	-	-	-	(4,964,980)	(4,964,980)
Balance, August 31, 2008	-	-	9,109,354	(10,404,631)	(1,281,124)
Common stock issued in September 2008 in exchange for services rendered	-	-	10,485	-	10,500
Sale of common stock subscription	1,328,174	513,401	-	-	513,401
Common stock issued in October 2008 in exchange for services rendered	-	-	7,289	-	7,310
Common stock issued in conjunction with certain anti-dilution provisions included as part of a private sale of common stock	-	-	(971)	-	-
Common stock issued in settlement with debt	-	-	21,358	-	21,421
Fair value of warrants issued in connection with issuance of debt	-	-	193,453		193,453
Fair value of vested options granted to officers, directors and consultants	-	-	361,156	-	361,156
Net loss	-	-	-	(1,171,802)	(1,171,802)
Balance, November 30, 2008	1,328,174	$513,401	$9,702,124	$(11,576,433)	$(1,345,685)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended November 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,171,802)	$(424,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,856	36,386
Loss on disposal of assets	855	-
Bad debt expense	473	-
Amortization of financing costs	4,275	-
Common stock issued in exchange for services rendered	17,811	-
Fair value of vested options granted to officers directors and consultants	361,156	-
Changes in operating assets and liabilities:
Accounts receivable	(30,304)	(82,092)
Prepaid expenses and other current assets	(93,100)	(23,460)
Accounts payable and accrued liabilities	72,818	478,045
Deferred franchise fees	8,451	(102,919)
Deferred other liabilities	(1,881)	233
Net cash used in operating activities	(761,392)	(118,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to franchisees and others	-	(914)
Collections of loans to franchisees and others	31,602	-
Purchase of property and equipment	-	(42,329)
Net cash provided by (used in) investing activities	31,602	(43,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligation	(24,809)	(13,477)
Proceeds from credit line	200,000	-
Proceeds from issuance of notes payable, related parties	130,000	-
Repayments of notes payable	(212,281)	-
Proceeds from sale of common stock subscription	513,401	-
Net cash provided by (used in) financing activities	606,311	(13,477)

Net decrease in cash and cash equivalents	(123,479)	(175,345)
Cash and cash equivalents, beginning of period	177,499	280,846

Cash and cash equivalents, end of period	$54,020	$105,501

Supplement disclosures of cash flow information
Interest paid	$17,884	$6,296
Income taxes paid	$-	$-

Fair value of vested options granted to officers, directors and consultants	$361,156	$-
Fair value of warrants issued in connection with issuance of notes payable, related parties	$193,453	$-
Common stock issued in exchange for debt	$21,421	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of November 30, 2008 and the results of operations and cash flows for the periods ended November 30, 2008 and 2007. The financial data and other information disclosed in the notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended November 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending August 31, 2009.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended August 31, 2008, included in the Company’s annual report on Form10-K filed with the SEC on December 4, 2008.

The consolidated financial statements as August 31, 2008 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

The Company’s operating subsidiary, Geeks On Call America, Inc., was incorporated under the laws of the State of Virginia on June 11, 2001 and subsequently reincorporated on December 14, 2007 under the laws of the State of Delaware. The Company provides quick-response, on-site computer solutions and telephone technical support (including services, on-going, support and training) primarily to small to medium business enterprises and residential computer users in the United States. On-site solutions are provided through a network of independent franchisees and Company managed operations who are certified IT solutions providers conducting business under the trade names 1 800 905 GEEK and Geeks On Call®.

Geeks On Call Holdings, Inc. was created through a reverse merger process with   Lightview, Inc , which was incorporated under the laws of the State of Nevada on December 22, 2006 under the name Lightview, Inc, (“Lightview”) and formerly operated as a development stage company. On January 23, 2008, Lightview merged with and into Geeks On Call Holdings, Inc., a newly-formed wholly owned subsidiary of Lightview, for the sole purpose of reincorporating in the State of Delaware and changing the name of the company. Thereafter, on February 8, 2008, Geeks On Call America, Inc., Geeks On Call Holdings, Inc. and Geeks On Call Acquisition Corp, a newly-formed wholly-owned subsidiary of Geeks On Call Holdings, Inc. (“Acquisition Corp.”), entered into a merger agreement (the “Merger Agreement”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Corp. merged with and into Geeks On Call America, Inc., and Geeks On Call America, Inc., as the surviving corporation, became the sole wholly-owned operating subsidiary. The consolidated financial statements include the accounts of Geeks On Call Holdings, Inc., the registrant and Geeks On Call America, Inc., the sole wholly-owned operating subsidiary (collectively, the “Company”).

While the Company has generated revenues from its franchise operations, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of November 30, 2008, the Company has accumulated losses of $11,576,433.

All significant intercompany balances and transactions have been eliminated in consolidation.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Merger and Corporate Restructure

On February 8, 2008, the Company consummated a reverse merger by entering into an Agreement of Merger and Plan of Reorganization (“Reorganization”) with the stockholders of Geeks On Call America, Inc. (the “Share Exchange”), pursuant to which the stockholders of Geeks On Call America, Inc. (“Geeks”) exchanged all of the issued and outstanding capital stock of Geeks for 8,000,000 shares of common stock of Geeks On Call Holdings, Inc., representing 79% of Geeks On Call Holdings, Inc.’s (the “Parent”) outstanding capital stock, after the return to treasury and retirement of 2,866,667 shares of common stock of the Parent held by certain stockholders of the Parent made concurrently with the share exchange. Upon consummation of the Reorganization, Geeks became a sole wholly-owned subsidiary of the Parent (the “Company”).

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

The total consideration paid was $-0- and the significant components of the transaction are as follows:

Geeks On Call Holdings, Inc. (Formerly Lightview, Inc.)
Summary Statement of Financial Position
At February 8, 2008

Assets:	$-0-

Liabilities:	$-0-

Net liabilities assumed	$-0-

Total consideration:	$-0-

Revenue Recognition

The Company accounts for revenue under the guidance provided by SFAS No. 45, “Accounting for Franchise Fee Revenue (as amended)” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”.

Franchise fee revenue is recognized when (i) all material obligations of the Company to prepare a franchisee for operations have been substantially completed; and (ii) all material initial services to be provided by the Company have been performed, with an appropriate provision for estimated uncollectible amounts. Obligations to prepare the franchisee for operations are substantially completed upon the completion by the franchisee of the Company’s training program.

There are no other material conditions or commitments or obligations that exist related to the determination of substantial performance or substantial completion of a franchise agreement.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Area Development Sales

Area developer sales, where by the Company sells the rights to develop a territory or market, are nonrefundable fees recognized as revenue upon signature of an area development agreement and substantial completion of all of the Company’s obligations associated with the opening of the first franchise under such agreement have been met. Substantial completion includes, but is not limited to, conducting market and trade area analysis, a meeting with the Company’s executive team, and performing potential franchise background investigation, all of which are completed prior to the Company’s execution of the area development agreement and receipt of the corresponding area development fee. As a result, the Company recognizes this fee in full upon receipt and with the opening of the first franchise under the area development agreement.

No additional substantive services are required after the first franchise is opened under the Area Development Agreement.

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

Cash and cash equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash and cash equivalents. The Company had $54,020 and $177,499 in cash and cash equivalents at November 30, 2008 and August 31, 2008, respectively.

Allowance for doubtful accounts

The Company periodically reviews its trade and notes receivables in determining its allowance for doubtful accounts. As of November 30, 2008 and August 31, 2008 allowance for doubtful accounts balances for trade receivables was $24,073 and $23,601, respectively. The allowance for doubtful accounts balances for notes receivable was $48,320 as of November 30, 2008 and August 31, 2008.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, totaling $51,109 and $32,402 (net of reserve for obsolete and slow moving inventory of $15,339) as of November 30, 2008 and  August 31, 2008, respectively, are stated at the lower of cost (first in, first out) or net realizable value, and consist primarily of products for sale to franchisees, business forms, marketing and promotional supplies for sale to the Company’s franchisees. Inventories are included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method as follows:

Office furniture and equipment	10 years
Computer equipment	5 years
Vehicles	5 years
Software	3 years
Leasehold improvements	lesser of lease terms or 7 years

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at November 30, 2008 and August 31, 2008.

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

For the three month period ended November 30, 2008, amortization of $8,792 was charged to operations.

The Company’s management performed an evaluation of its intangible assets (customer lists) at August 31, 2008 for purposes of determining the implied fair value of the assets. The test indicated that the recorded book value of the customer lists exceeded its fair value, as determined by calculating a fair value based upon a discounted cash flows of the projected and assumed fees from the current binding service agreements and other recurring fees earned from these customer lists and accordingly recorded an impairment charge of $49,000 to prior year’s results of operations at August 31, 2008. Considerable management judgment is necessary to estimate the fair value; these estimates of cash flows are significantly impacted by estimates of revenues, costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. There was no impairment charged to operations for the three month period ended November 30, 2008.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $343,125 and $998,699 as advertising costs for the three month periods ended November 30, 2008 and 2007, respectively.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
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

As described above, the Company’s management performed an evaluation of its customer lists for purposes of determining the implied fair value of the assets. The test indicated that the recorded book value of the customer lists exceeded its fair value, as determined by discounted cash flows and accordingly recorded an impairment charge of $49,000 to its operations at August 31, 2008. There was no impairment charges to operations for the three month periods ended November 30, 2008 and 2007.

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

As more fully described in Note 11 below, the Company granted 85,000 and -0- stock options during the three month periods ended November 30, 2008 and 2007, respectively to employees and directors of the Company under a non-qualified employee stock option plan.

As of November 30, 2008, 2,520,000 employee stock options were outstanding with 300,000 shares vested and exercisable.

As of November 30, 2008, there were 50,000 shares of non-employee stock options (consultants) outstanding with 25,000 shares vested and exercisable.

Segment reporting

The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

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
NOVEMBER 30, 2008
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share

In accordance with SFAS No. 128, “Earnings per Share”, the basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding as if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive. There were no common equivalent shares as of November 30, 2008 and 2007

Reclassifications

Certain amounts in prior year’s consolidated financial statements and the related notes have been reclassified to conform to current year presentation. These reclassifications have no effect on previously reported results of operations.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,“Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.   The Company has not yet determined the impact that the implementation of FSP 157-2 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however, the Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. SFAS No. 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").   FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss available to common stockholders of $1,171,802 and $484,611 for the three-month period ended November 30, 2008 and 2007, respectively. Additionally, the Company has negative cash flows from operations of $761,392 for the three-month period ended November 30, 2008 and an accumulated deficit of $11,576,433 as of November 30, 2008. These factors among others may indicate that the Company may be unable to continue as a going concern.

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

The Company is pursuing strategic partnership relationships to provide IT services to National accounts that would drive revenue across their entire network.  Pilot programs have been launched and are in the planning stages and may translate into permanent relationships. While management is confident that this additional line of revenue will ultimately come to fruition, however, there can be no assurance that the Company will be successful in its effort to secure these relationships.

NOTE 3 - NOTES RECEIVABLE

Note receivables are recorded at cost, less allowance for doubtful accounts, if applicable. Repayment of the notes receivable is dependent on the performance of the underlying franchisees that collateralize the notes receivable. An allowance, if applicable, is estimated based on a comparison of amounts due to the estimated fair value of the underlying franchisee. As of November 30, 2008 and August 31, 2008 allowance for doubtful account balances for notes receivables was $48,320.

At November 30, 2008 and August 31, 2008, the notes receivable consist of bridge loans offered to franchisees during the period which the franchisees are establishing their permanent financing with third party lenders. The notes receivable bear interest at a rate of 9% per annum and are recorded at face value. Interest is recognized over the lives of the notes receivable.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 3 – NOTES RECEIVABLE (Continued)

A summary of the notes receivable are as follows:

	November 30, 2008	August 31, 2008
Notes receivable, 9% per annum, secured by Franchisee	$290,212	$317,183
Less: Current portion	(62,561)	(63,429)
Long term portion	$227,651	$253,754

NOTE 4 – LEASE RECEIVABLE

Lease receivable is recorded at cost, less allowance for doubtful accounts, if applicable. The Company acquired and leased certain equipment to a franchisee with a monthly installment receipt of $1,924 over one year. The franchisee provides a personal guarantee as collateral. The lease receivable bears interest at a rate of 9% per annum and is recorded at face value. Interest is recognized over the life of the lease receivable.

A summary of the notes receivable are as follows:

	November 30, 2008	August 31, 2008
Lease receivable, 9% per annum, secured by Franchisee	$14,488	$19,119
Less: Current portion	(14,488)	(19,119)
Long term portion	$-	$-

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of advance payments for advertising with various forms of media and saleable promotional supplies or inventories as follows:

	November 30, 2008	August 31, 2008
Prepaid expenses and other current assets	$386,799	$312,406
Promotional supplies and inventories, net of reserve for obsolete and slow moving inventory of $15,339 as of November 30, 2008 and August 31, 2008	51,109	32,402
	$437,908	$344,808

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT

As of November 30, 2008 and August 31, 2008, property and equipment was comprised of the following:

	November 30, 2008	August 31, 2008
Office furniture and equipment	$359,718	$360,573
Computer equipment	420,155	420,155
Vehicles	77,884	77,884
Software	604,362	604,362
Leasehold improvements	51,267	51,267
	1,513,386	1,514,241
Less: accumulated depreciation	(843,760)	(782,935)
	$669,626	$731,306

For the three month periods ended November 30, 2008 and 2007, depreciation expense charged to operations was $60,825 and $36,148, respectively.

NOTE 7 – TRADEMARKS

Trademarks are recorded at cost and are amortized ratably over 15 years as summarized below:

	November 30, 2008	August 31, 2008
Trademarks	$14,333	$14,333
Less accumulated amortization	(6,927)	(6,689)
	$7,406	$7,644

For the three month periods ended November 30, 2008 and 2007, the amortization expense charged to operations was $238 and $238, respectively.

NOTE 8 – CUSTOMER LISTS

In March 2008, the Company acquired customer lists for a purchase price of $154,500 payable over three years from the date of purchase (See Note 12).

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, whereby the Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in the results of operations.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 8 – CUSTOMER LISTS (continued)

Customer lists are recorded at cost and are amortized ratably over three years as summarized below:

	November 30, 2008	August 31, 2008
Customer Lists at cost	$154,500	$154,500
Less:
Accumulated amortization and impairment	(79,250)	(21,458)
Impairment charge (see below)	-	(49,000)
	$75,250	$84,042

For the three month periods ended November 30, 2008 and 2007, the amortization expense charged to operations was $8,793 and $-0-, respectively.

At August 31, 2008, the Company’s management performed an evaluation of its intangible assets (customer lists) for purposes of determining the implied fair value of the assets. The test indicated that the recorded book value of the customer lists exceeded its fair value, as determined by calculating a fair value based upon a discounted cash flows of the projected and assumed fees from the current binding service agreements and other recurring fees earned from these customer lists and accordingly recorded an impairment charge of $49,000 to prior year’s results of operations at August 31, 2008. Considerable management judgment is necessary to estimate the fair value; these estimates of cash flows are significantly impacted by estimates of revenues, costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. There was no impairment charged to operations for the three month periods ended November 30, 2008 and 2007.

NOTE 9 – FINANCING COSTS

In November 2008, the Company issued an aggregate of 764,706 warrants in connection with the issuance of promissory notes to two of its officers.  The warrants are exercisable for five years at $0.34 per share.  The fair value of the warrants were determined using the Black-Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%, volatility: 150.66%; risk free rate: 2.01%; expected life: 5 years.

The determined fair value of the warrants of $193,453 is amortized ratably over the six month term of the promissory notes.

	November 30, 2008	August 31, 2008
Financing costs	$193,453	$-
Less accumulated amortization	(4,275)	-
	$189,178	$-

For the three month periods ended November 30, 2008 and 2007, the amortization expense charged to operations was $4,275 and $-0-, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of November 30, 2008 and August 31, 2008, accounts payable and accrued liabilities are comprised of the following:

	November 30, 2008	August 31, 2008
Accounts payable	$1,878,273	$1,783,905
Accrued salaries and expenses	323,834	365,002
Payroll taxes payable	4,485	6,285
	$2,206,592	$2,155,192

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 11 - LINE OF CREDIT

In July 2008, the Company established a $400,000 revolving bank line of credit with a financial institution. This facility is secured by certain assets of the Company and is personally guaranteed by the Company’s Chief Executive Officer.

Amounts advanced pursuant to the line of credit are payable on demand at the discretion of the lender and will accrue interest at the rate of 5.5% per annum. Monthly payments of accrued interest, payable in cash, are calculated on the amount of credit outstanding beginning on August 7, 2008.

As of November 30, 2008 and August 31, 2008, the Company has outstanding $400,000 and $200,000, respectively on the existing bank line of credit.

NOTE 12 - NOTES PAYABLE

As of November 30, 2008 and August 31, 2008, notes payable is comprised of the following:

	November 30, 2008	August 31, 2008
Note payable, 4.5% per annum with monthly payment of $4,596, due April 2011; unsecured	$125,807	$138,088
Note payable, prime plus 2% per annum, due September 8, 2008; unsecured.	-	200,000
Note payable, prime plus 7% per annum, due December 30, 2008; unsecured.	200,000	-
Note payable, prime plus 2% per annum, due September 18, 2008; unsecured	-	200,000
Less: current portion	(250,523)	(449,959)
Long term portion	$75,284	$88,129

In March 2008, the Company issued an unsecured note payable of $154,500, due in thirty-six monthly payments, to acquire the rights and obligations to directly service customers previously serviced under certain binding service agreements of a former franchisee. (see Note 8 above)

In June 2008, the Company entered into Short Term Promissory Notes with two private investment sources in the amount of $200,000 each for the total principle sum of $400,000, each bearing interest at the prime rate plus two percent, as reported by the Wall Street Journal. The Notes are payable on demand after ninety days from the date of the Notes.

In October 2008, the Company paid the Short Term Promissory Note originally due September 8, 2008. Additionally, on October 1, 2008 the Company issued a new Short Term Promissory Note to replace the Note originally due September 18, 2008. The Short Term Promissory Note bears interest at 7% per annum and was due on December 30, 2008. This short term promissory note has been extended with the same terms and conditions and is now due on June 30, 2009.

NOTE 13 - NOTES PAYABLE – RELATED PARTY

In November 2008, the Company issued unsecured promissory notes in the aggregate principal amount of $130,000 to related parties, (two of the Company’s officers), due May 26, 2009 with an interest rate of Wall Street Prime plus 4% (8% as of November 30, 2008), unsecured.

As described in Note 9, in connection with the issuance of the above related party promissory notes, the Company issued an aggregate of 764,706 warrants to purchase the Company’s common stock for five years from the date of issuance at an exercise price of $0.34 per share.

For the three month period ended November 30, 2008 and 2007, interest expense of $116 and $-0- was charged to operations, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  In December 2008 the Company had been served with individual lawsuits from several franchisees.  The Company intends to vigorously defend against the claims asserted against it.  Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity as described in Note 18.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 15 - STOCKHOLDERS’ EQUITY

Preferred stock

As of November 30, 2007, the Company was authorized four classes of preferred stock: Class A has 200,000 authorized shares; Class B has 167,130 authorized shares; Class C has 128,870 authorized shares and Class D has 179,860 authorized shares. All classes have no par value.

On December 14, 2007, the Company amended and restated its certificate of incorporation which authorized two classes of stock “Common Stock” and “Preferred Stock”, respectively. The total number of shares the Company is authorized to issue as common stock with par value per share is five million seven hundred thousand (5,700,000) shares. Five million (5,000,000) shares shall be $0.001 par value Common Stock and seven hundred (700,000) shares shall be $0.001 par value Preferred stock. The Preferred Stock may be issued from time to time in one or more classes.

As a result of the reverse Reorganization on February 8, 2008 as described in Note 1 above, the Company is authorized to issue 10,000,000 of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

As of November 30, 2008 and August 31, 2008, there were no outstanding shares of preferred stock.

Common stock

The Company is authorized to issue 100,000,000 shares of its common stock with a par value of $.001. As of November 30, 2008 and August 31, 2008, there were 15,222,589 and 14,152,500 shares of common stock issued and outstanding.

In connection with the Reorganization as described on February 8, 2008; the Company split its outstanding shares of common stock at a ratio of 1:2.115868. All references in the consolidated financial statements and notes to consolidated financial statements, numbers of shares and share amounts have been retroactively restated to reflect the split.

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

On February 21, 2008, the Company accepted subscriptions for 65 units, consisting of an aggregate of 650,000 shares of the Company’s common stock and five-year warrants purchasing an aggregate of 325,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The shares and warrants were sold in connection with the Company’s private placement conducted pursuant to the terms of a Confidential Private Placement Memorandum, dated October 22, 2007, as supplemented by Supplement No. 1 dated December 21, 2007, Supplement No. 2 dated January 16, 2008 and Supplement No. 3 dated January 31, 2008. The gross proceeds from the second closing of the Private Placement amounted to $650,000 (net proceeds of $605,503).

The Company issued five-year warrants to purchase an aggregate of 52,000 shares of the Company’s common stock at an exercise price of $1.50 per share to the placement agent in connection with the Private Placement. The Company has incurred a total offering cost of $44,497 from this second closing of the Private Placement, which has been charged against the additional paid-in capital account.

 GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

Common stock (continued)

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

On August 28, 2008, the Company issued an aggregate of 20,000 shares of its common stock in exchange for reacquiring an existing franchise territory. The Company valued the shares at $0.43 per share for a total of $8,600, which represents the fair value of the franchise territory reacquired that has been charged to the results of operations, which did not differ materially from the value of the stock issued.

On September 3, 2008, the Company issued an aggregate of 15,000 shares of its common stock in exchange for services rendered. The Company valued the shares at $0.70 per share for a total of $10,500, which represents the fair value of the services, received which did not differ materially from the value of the stock issued.

On September 30, 2008, in the first traunch of a private placement offering, the Company sold to accredited investors a total of 24.75 units, consisting of 824,997 shares of its common stock and warrants to purchase 412,495 shares of its common stock, at an aggregate offering price of $495,000. Each share of common stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of common stock exercisable at $0.75 per share, for a period ending on the fifth anniversary of the issuance of the warrants. The Company paid the placement agent for the offering of these units, aggregate placement fees of $49,500. The placement agent also received warrants to purchase a total of 65,600 shares of the Company’s common stock, exercisable at $0.75 per share, for a period ending on the fifth anniversary of the final closing of the offering.

On October 15, 2008, October 16, 2008 and October 23, 2008, the Company closed on three additional traunches of a private placement offering (the “October Private Placement”) in which the Company sold to accredited investors an aggregate of 8 units, consisting of an aggregate of 444,354 shares of common stock and warrants to purchase 222,175 shares of the Company’s common stock, for aggregate proceeds of $160,000. Each share of common stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of common stock exercisable at a price between $0.37 and $0.46 per share, for a period ending on the fifth anniversary of the issuance of the warrants. The Company paid the placement agent for the offering of these units’ aggregate placement fees of $16,000. The placement agent also received warrants to purchase a total of 35,546 shares of the Company’s common stock, exercisable for a period ending on the fifth anniversary of the final closing of the offering.

On October 20, 2008, the Company issued an aggregate of 21,501 shares of its common stock in exchange for services rendered. The Company valued the shares at $0.34 per share for a total of $7,310, which represents the fair value of the services, received which did not differ materially from the value of the stock issued.

On October 27, 2008, the Company issued an aggregate of 970,588 shares of the Company’s common stock pursuant to certain anti dilution provisions granted to investors in the private placement in connection with the Reorganization in February 2008.

On November 4, 2008, the Company issued an aggregate of 63,000 shares of its common stock in exchange for previously incurred debt. The Company valued the shares at $0.34 per share for a total of $21,420, which represents the fair value of the incurred debt which did not differ materially from the value of the stock issued.

On November 5, 2008, the Company closed a private placement offering in which the Company sold to accredited investors one unit consisting of 58,823 shares of its common stock and warrants to purchase 29,411 shares of its common stock, for aggregate proceeds of $20,000. Each share of common stock issued was sold as part of a unit that also included a warrant to purchase one-half share of common stock exercisable at $0.42 per share, for a period ending on the fifth anniversary of the issuance of the warrants. The Company paid the placement agent for the offering of this unit aggregate placement fees of $2,000. The placement agent also received warrants to purchase a total of 4,705 shares of the Company’s common stock, exercisable at $0.42 per share, for a period ending on the fifth anniversary of the final closing of the offering.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 16 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the warrants outstanding and exercisable for the shares of the Company’s common stock issued to officers, investors and placement agents of the Company. These warrants were issued in lieu of cash compensation for services performed or financing expenses in connection with the issuance of promissory notes and the sale of the Company’s common stock. Warrants issued in connection with the private placement of the Company’s common stock and possess all of the conditions for equity classification and therefore were classified as equity.

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34	3,359,638	4.52	$0.34	3,359,638	$0.34
	3,359,638			3,359,638

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, August 31, 2007	-	$-
Granted	2,117,000	0.34*
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at August 31, 2008	2,117,000	$0.34*
Granted	1,242,638	0.34*
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at November 30, 2008	3,359,638	$0.34

*Pursuant to the private placement agreement, certain warrants contain certain anti-dilutive provisions. As described in Note 15 above, the Company sold common stock in private placements in September and October 2008. The warrants issued in conjunction with such the private placements have been reset to an exercise price of $0.34 per share accordingly.

In November 2008, the Company issued warrants to purchase an aggregate of 764,706 shares of its common stock in connection with the issuance of promissory notes to its two officers as described in Note 9 above.  The warrants are exercisable for five years at $0.34 per share.  The fair value of the warrants were determined using the Black-Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%, volatility: 150.66%; risk free rate: 2.01%; expected life: 5 years.

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

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 16 - WARRANTS AND OPTIONS (continued)

Employee Stock Options (continued)

The following table summarizes the options outstanding and exercisable for the shares of the Company's common stock granted to officers, employees and directors of the Company:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	2,285,000	5.19	$1.00	300,000	$1.00
$1.05	85,000	5.80	$1.05	-	$1.05
$1.15	150,000	5.58	$1.15	-	$1.15
	2,520,000			300,000

Transactions involving employee stock options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, August 31, 2007	-	$-
Granted	2,435,000	1.01
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at August 31, 2008	2,435,000	$1.01
Granted	85,000	1.05
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at November 30, 2008	2,520,000	$1.01

On February 8, 2008, the Board of Directors approved the 2008 Equity Incentive Plan (the “Plan”) whereby the Plan is intended as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees of the Company. The Plan provides for the grant of incentive stock options and nonqualified stock options (collectively, “Options,”) Option price and term are determined by the Plan Committee at the time of grant. The vesting periods of the Options are determined by the Plan Committee at the time of grant, however, in the absence of any Option vesting periods designated by the Plan Committee at the time of grant, Options vest and become exercisable at one-third of the total number of shares subject to the grant on each of the first, second and third anniversaries of the date of grant. The terms of the options are not to exceed ten years and in the case of an incentive stock option granted to an optionee who, at time such incentive option is granted, owns more than 10% of the total combined voting power of all classes of stock of the Company, not to exceed five years.

The exercise price of the incentive stock options shall not be less than 100% of the fair market value or the prevailing market price of the stock at the time of grant provided, however, with respect to an optionee who, at the time such incentive stock option is granted, owns more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market value per share of Stock on the grant date. The exercise price of the nonqualified options shall not be less than 100% of the fair market value on the grant date. The Company has reserved 3,000,000 shares of its common stock under the Incentive Options plan.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 16 - WARRANTS AND OPTIONS (continued)

Employee Stock Options (continued)

On February 8, 2008, the Company granted options to purchase an aggregate of 2,275,000 shares of its common stock to officers, directors and employees at $1.00 per share over the next six years vested as follows; options to purchase 300,000 shares of common stock vested immediately and the remaining 1,975,000 options vest as to 20% on each anniversary of the date of grant. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $325,926 was recorded as stock compensation expense for the three month period ended November 30, 2008. The following assumptions were utilized: Dividend yield: -0-%, volatility: 124.86%; risk free rate: 2.60%; expected life: 6 years.

On February 29, 2008, the Company granted 10,000 options to an employee to purchase its common stock at $1.00 per share over the next six years vesting 20% at each anniversary. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $3,700 was recorded as stock compensation expense for the three month period ended November 30, 2008. The following assumptions were utilized: Dividend yield: -0-%, volatility: 124.86%; risk free rate: 2.50%; expected life: 6 years.

On July 1, 2008, the Company granted 150,000 options to an officer to purchase its common stock at $1.15 per share over the next six years vesting 20% at each anniversary. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $13,460 was recorded as stock compensation expense for the three month period ended November 30, 2008. The following assumptions were utilized: Dividend yield: -0-%, volatility: 148.04%; risk free rate: 3.33%; expected life: 6 years.

On September 18, 2008, the Company granted 85,000 options to an employee to purchase its common stock at $1.05 per share over the next six years vesting 20% at each anniversary. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $2,597 was recorded as stock compensation expense for the three month period ended November 30, 2008. The following assumptions were utilized: Dividend yield: -0-%, volatility: 144.50%; risk free rate: 2.59%; expected life: 6 years.

Non - Employee Stock Options

The following table summarizes the options outstanding and exercisable for the shares of the Company's common stock granted to non employees of the Company:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	50,000	5.52	$1.50	25,000	$1.50

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 16 - WARRANTS AND OPTIONS (continued)

Non Employee Stock Options (continued)

Transactions involving non employee stock options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, August 31, 2007	-	$-
Granted	50,000	1.50
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at August 31, 2008	50,000	$1.50
Granted	-	-
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at November 30, 2008	50,000	$1.50

On June 9, 2008, the Company granted 50,000 options with a six year term to consultants to purchase its common stock at $1.50 per share 50% of these options vest 90 days after issuance and 50% of these options vest 180 days after issuance. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $15,474 was recorded as stock compensation expense for the three month period ended November 30, 2008. The following assumptions were utilized: dividend yield: -0-%, volatility: 144.50%; risk free rate: 2.59%; expected remaining life: 5.75 years.

NOTE 17 - RELATED PARTY TRANSACTIONS

As of November 30, 2008 and August 31, 2008, certain employees owed the Company $28 and $48, respectively, for travel and other advances. These advances have been included in the accompanying consolidated balance sheets under the caption, prepaid expenses and other current assets. Subsequent to November 30, 2008, all advances have been repaid.

In October 2007, the Company entered into an exclusive private label/marketing agreement (the “Agreement”) with Telkonet, Inc. (a major supplier of the Company) for products under the trade name Geek Link System. Pursuant to the Agreement, the Company was to resale these private labeled products to customers through the Company’s existing network of franchisees. In addition, the Company, Telkonet, Inc. and certain stockholders of the Company entered into an agreement whereby Telkonet, Inc. acquired 2,454,500 shares of the Company’s common stock from these existing stockholders, which in effect transferred 39.6% ownership in the Company to Telkonet, Inc. by these stockholders. Telkonet Inc.’s ownership of the Company decreased to 16.13% as of November 30, 2008.

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

On November 26, 2008, the Company issued an aggregate of $130,000 in promissory notes to related parties, (two of the Company’s officers), due May 26, 2009 with an interest rate of Wall Street Prime plus 4% (8% as of November 30, 2008), unsecured.

As described in Note 9, in connection with the issuance of the above related parties promissory notes, the Company issued an aggregate of 764,706 warrants to purchase the Company’s common stock for five years from the date of issuance at an exercise price of $0.34 per share.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
NOVEMBER 30, 2008
(unaudited)

NOTE 18 – SUBSEQUENT EVENTS

In December 2008 the Company had been served with individual lawsuits from several franchisees.  All of the suits were filed by the counsel for a recently formed franchise association.  The suits, all substantially identical, claim that the Company is responsible for a financial downturn allegedly experienced by the Plaintiffs. The Company intends to vigorously defend against the claims asserted against it.  Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Risk Factors" in our annual report on Form 10-K filed with the SEC on December 4, 2008.

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, income taxes, goodwill and other intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Company Overview

Our operating subsidiary, Geeks On Call America, Inc., was formed in June 2001 and provides quick-response, on-site computer solutions and remote/telephone technical support (including services, on-going support and training)  to residential customers, small to medium sized businesses and national accounts across the United States. On-site solutions are provided through a network of independent franchised service providers, as well as Company managed technicians, conducting business under the trade names “1-800-905-GEEK,” “Geeks On Call” and “CallTheGeeks.com.” We provide telephone & remote technical support under the “CallTheGeeks.com” brand in conjunction with our onsite services. Our on-site support services include troubleshooting, maintaining, upgrading and networking computers, and service programs, designed to establish a long-term relationship with the customer. Additionally, we provide training and consulting to computer users at their home or business location. Our concept is to bring state-of-the-art technology products and computer solutions directly to end users at their locations and eliminate the inconvenience of traveling to a traditional retailer or depot service center. Through a combination of on-site services and remote/telephone technical support, we can now develop relationships with consumers, small to medium size businesses as well as National accounts who need support anywhere at anytime.

Corporate History

The Company’s operating subsidiary, Geeks On Call America, Inc., was incorporated under the laws of the State of Virginia on June 11, 2001 and subsequently reincorporated on December 14, 2007 under the laws of the State of Delaware. The Company provides quick-response, on-site computer solutions and telephone technical support (including services, on-going, support and training) primarily to small to medium business enterprises and residential computer users in the United States. On-site solutions are provided through a network of independent franchisees and Company managed operations who are certified IT solutions providers conducting business under the trade names 1 800 905 GEEK and Geeks On Call®.

Geeks On Call Holdings, Inc. was created through a reverse merger process with   Lightview, Inc , which was incorporated under the laws of the State of Nevada on December 22, 2006 under the name Lightview, Inc, (“Lightview”) and formerly operated as a development stage company. On January 23, 2008, Lightview merged with and into Geeks On Call Holdings, Inc., a newly-formed wholly owned subsidiary of Lightview, for the sole purpose of reincorporating in the State of Delaware and changing the name of the company. Thereafter, on February 8, 2008, Geeks On Call America, Inc., Geeks On Call Holdings, Inc. and Geeks On Call Acquisition Corp, a newly-formed wholly-owned subsidiary of Geeks On Call Holdings, Inc. (“Acquisition Corp.”), entered into a merger agreement (the “Merger Agreement”). Upon closing of the merger transaction contemplated under the Merger Agreement, Acquisition Corp. merged with and into Geeks On Call America, Inc., and Geeks On Call America, Inc., as the surviving corporation, became the sole wholly-owned operating subsidiary. The consolidated financial statements include the accounts of Geeks On Call Holdings, Inc., the registrant and Geeks On Call America, Inc., the sole wholly-owned operating subsidiary (collectively, the “Company”).

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

Three Months Ended November 30, 2008 compared to Three Months Ended November 30, 2007

Revenue

The following table summarizes our revenues for the three months ended November 30, 2008 and November 30, 2007:

	Three months ended
	November 30, 2008	November 30, 2007
Total Revenue	$995,230	$1,605,071

For the three months ended November 30, 2008, revenue decreased by 38%, as compared to the same period in 2007. This decrease in revenue in the amount of $609,841 was primarily attributable to a reduction in 17 franchise owners and their 65 respective franchised territories, their corresponding advertising and royalty revenues, a reduction in the granting of new franchises, and the implementation of the Reboot Plan explained below. To maintain our overall level of quality, we have re-acquired marginally performing franchise operations and either re-franchised the territories or provides the support work from our corporate location internally transitioned to a company owned territory, and have added technical support staff to provide improved response times. The Company, in conjunction with their Franchise Advisory Council, created a program for the GOCA franchisees (the “Reboot Plan”) designed to reduce the regular advertising fees paid into the advertising fund by franchise partners. The rationale for the reduction is to focus more of the franchise owner’s resources locally on local advertising and public relations campaigns. The net result of the Reboot Plan is a reduction in advertising fees paid by the franchisees to GOCA corporate. In the Reboot Plan, advertising fees will be scaled back over a 12 month period.. The first reduction took place in September 2008. The second reduction will take place in the fees collected in the first full week of April 2009. The final reduction will take place in September of 2009. The net effect of the plan will reflect a reduction in overall advertising revenues but will be offset by a proportionate reduction in advertising spending.

Operating Loss

The following table summarizes our operating loss for the three months ended November 30, 2008 and November 30, 2007:

	Three months ended
	November 30, 2008	November 30, 2007
Operating income (loss)	$(1,163,152)	$(408,035)

Operating expenses, which consist of selling, general and administrative expenses, advertising and depreciation and amortization totaled $2,158,382 for the three months ended November 30, 2008, as compared to $2,013,106 for the three months ended November 30, 2007, representing a increase of approximately 7%. Our operating loss for the three months ended November 30, 2008 was $1,163,152 as compared to an operating loss of $408,035 for the three months ended November 30, 2007, representing an increase in operating loss of approximately 185%. Our operating loss increased due to increased selling, general and administrative expenses as explained below in addition to our drop in revenue detailed above.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the three months ended November 30, 2008 and November 30, 2007:

	Three months ended
	November 30, 2008	November 30, 2007
Selling, general and administrative expenses	$1,745,401	$978,021

For the three months ended November 30, 2008, selling, general and administrative expenses were $1,745,401 as compared to $978,021 for the three months ended November 30, 2007, an increase of $767,380, or 78%. The increase in selling, general and administrative expenses of $767,380 are mainly attributable to these four areas and other direct and/or indirect overhead expenses.

Costs associated with meeting the requirements of being a public company

We have incurred significant costs relating to maintaining our compliance to be a public company including professional fees relative to the preparation and completion of the reporting and filing requirements. During the quarter ended November 30, 2008, we incurred approximately $63,304 in connection with meeting the legal and accounting reporting obligations of becoming a public company. We did not incur similar costs during the quarter ended November 30, 2007.

Increased staffing

We incurred approximately $226,310 during the three months ended November 30, 2008 in connection with support personnel costs as compared to $-0- during the previous year’s quarterly period. During the three months ended November 30, 2008 we employed approximately 17 support staff as compared to -0- during the previous year’s comparable period, or an addition of 17 employees. We have added the additional technical support staff to service customers of our Company owned territories. Additionally, as discussed above, we intend to expand our corporate services to a wider range of customers which include the Small to Medium Sized Business Market and National accounts as well as to our existing and future franchise operations.

Investor and, Public Relations

We incurred approximately $71,079 in costs relating to investor relations, public relations and marketing of our newly trading public entity during the three month period ended November 30, 2008 as compared to $-0- during the same period in the prior year.

Stock based compensation

We incurred a non cash expense for the vesting options previously issued to officers, employees and consultants of $361,156 for the three month period ended November 30, 2008 and compared to $-0- for the same period last year.

Advertising

The following table summarizes our advertising expense for the three months ended November 30, 2008 and November 30, 2007:

	Three months ended
	November 30, 2008	November 30, 2007
Advertising expense	$343,125	$998,699

Our advertising expenses for the three months ended November 30, 2008, were $343,125 compared to $998,699 for the three months ended November 30, 2007. The decrease in advertising expense was directly related to a reduction in the number of active operating franchises, costs associated with a national pilot program, and in September 2008 the Company, in conjunction with their Franchise Advisory Council, created a program for the Company’s franchisees (the Reboot Plan”) designed to reduce the regular advertising fees paid into the advertising fund by franchise partners. The rationale for the reduction is to focus more of the franchise owner’s resources locally on local advertising and public relations campaigns. The net result of the Reboot Plan is a reduction in advertising fees paid by the franchisees to the Company. In the Reboot Plan, advertising fees will be scaled back over a 12 month period.. The first reduction took place in September 2008. The second reduction will take place in the fees collected in the first full week of April 2009. The final reduction will take place in September of 2009. The net effect of the Reboot Plan will reflect a reduction in overall advertising revenues and a proportionate reduction in our overall advertising spending

Costs associated with national pilot program

During this reporting period the Company was participating in a pilot program with Sam’s Club, the membership warehouse subsidiary of Wal-Mart Stores, Inc. The pilot was conducted in 20 Sam’s Clubs located throughout the Baltimore, Washington, D.C. and Virginia areas where The Company provided on-site residential and small business service and support to Sam’s Club members in the participating markets. The Company incurred expenses related to marketing and sales collateral materials, which were required for all 20 Sam’s Clubs. The Company added one full time employee to facilitate the relationship with Sam’s Club and the franchise partners.

Depreciation and Amortization

The following table summarizes our depreciation and amortization for the three months ended November 30, 2008 and November 30, 2007:

	Three months ended
	November 30, 2008	November 30, 2007
Depreciation and amortization	$69,856	$36,386

Depreciation and amortization increased by $33,470 for the three months ended November 30, 2008 compared to the three months ended November 30, 2007. The increase is attributed to the increase in depreciable assets.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

The following table summarizes our net cash used in operating activities for the three months ended November 30, 2008 and November 30, 2007:

	Three months ended
	November 30, 2008	November 30, 2007
Net cash used in operating activities	$761,392	$118,625

Cash utilized in operating activities was $761,392 for the three months ended November 30, 2008, as compared to $118,625 for the three months ended November 30, 2007. The increase was primarily due to the costs associated with filing requirements to be a public company, investor relations, and the hiring of additional staff and consultants.

Net Cash Used in and Provided by Investing Activities

The following table summarizes our net cash used in and provided by investing activities for the three months ended November 30, 2008 and November 30, 2007:

	Three Months Ended
	November 30, 2008	November 30, 2007
Net cash (used in) and provided by investing activities	$31,602	$(43,243)

Net cash provided in investing activities totaled $31,602 for the three months ended November 30, 2008 as compared to net cash used in investing activities of $43,243 for the three months ended November 30, 2007. The difference in cash provided in investing activities was mainly attributable from collections of loan payments from franchisees and others.

Net Cash Used in and Provided by Financing Activities

The following table summarizes our net cash used in and provided by financing activities for the three months ended November 30, 2008 and November 30, 2007:

	Three Months Ended
	November 30, 2008	November 30, 2007
Net cash (used in) and provided by financing activities	$606,311	$(13,477)

Net cash provided by financing activities totaled $606,311 for the three months ended November 30, 2008, as compared to cash used in financing activities of $13,477 for the three months ended November 30, 2007. The reason for the increase was primarily attributable to the proceeds from the sale of common stock in connection with certain private placements of our common stock, proceeds from issuance of two new notes payable to related parties and proceeds from our line of credit.

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

Our liquidity needs consist of our working capital requirements and indebtedness payments. Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.

As of November 30, 2008, we had a working capital deficit of $2,183,119 as compared to a working capital deficit of $2,200,645 at August 31, 2008. For the three months ended November 30, 2008, we generated a net cash flow deficit from operating activities of $761,392 consisting primarily of year to date losses of $1,171,802, adjusted primarily for stock based compensation of $378,967, increase of operating assets and liabilities, net of $38,413, and depreciation and amortization of $69,856. Cash provided by investing activities totaled $31,602, consisting of loan payments received from franchisees and others of $31,602. Cash provided by financing activities for the three months ended November 30, 2008 totaled $606,311 consisting of $513,401of proceeds from the sale of common stock subscriptions, proceeds from issuance of notes payable and line of credit in the amount of $330,000, less repayments of previously incurred debt of $237,090.

While we have raised capital to meet our working capital and financing needs in the past, we have recently reduced our operational overhead to the point where we generate sufficient monthly recurring revenue to conduct our normal business operations. We continue to seek additional financing in order to fund the expansion and infrastructure of our operations on a National level and to eliminate existing short term financial indebtedness. Exploitation of potential revenue sources will be financed primarily through available working capital, the sale of securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

However, if during that period or thereafter, we are not successful in generating sufficient working capital from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition

On September 30, 2008, in the first traunch of a private placement offering, we sold to accredited investors a total of 24.75 units, consisting of 824,997 shares of common stock and warrants to purchase 412,495 shares of common stock, at an aggregate offering price of $495,000. Each share of common stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of common stock exercisable at $0.75 per share, for a period ending on the fifth anniversary of the issuance of the warrants. We paid the placement agent for the offering of these units’ aggregate placement fees of $49,500. The placement agent also received warrants to purchase a total of 65,600 shares of common stock, exercisable at $0.75 per share, for a period ending on the fifth anniversary of the final closing of the offering.

On October 15, 2008, October 16, 2008 and October 23, 2008, we closed on three additional traunches of a private placement offering (the “October Private Placement”) in which we sold to accredited investors a total of 8 units of the October Private Placement, consisting of 444,354 shares of common stock and warrants to purchase 222,175 shares of common stock, at an aggregate offering price of $160,000. Each share of common stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of common stock exercisable at a price between $0.37 and $0.46 per share, for a period ending on the fifth anniversary of the issuance of the warrants. We paid the placement agent for the offering of these units’ aggregate placement fees of $16,000. The placement agent also received warrants to purchase a total of 35,546 shares of common stock, exercisable for a period ending on the fifth anniversary of the final closing of the offering.

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

Critical Accounting Policies and Estimates

The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies " ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) stock-based compensation arrangements; (c) revenue recognition; and (d) long-lived assets. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,“Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.   The Company has not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. SFAS No. 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").   FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of  operations or cash flows.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss available to common stockholders of $1,171,802 and $484,611 for the three-month period ended November 30, 2008 and 2007, respectively. Additionally, the Company has negative cash flows from operations of $761,392 for the three-month period ended November 30, 2008 and an accumulated deficit of $11,576,433 as of November 30, 2008. These factors among others may indicate that the Company may be unable to continue as a going concern.

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

The Company is pursuing strategic partnership relationships to provide IT services to National accounts that would drive revenue across their entire network.  Pilot programs have been launched and are in the planning stages and may translate into permanent relationships. While management is confident that this additional line of revenue will ultimately come to fruition, however, there can be no assurance that the Company will be successful in its effort to secure these relationships.

Item 4T. Controls and Procedures

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

Our management, under the supervision and with the participation of our Chief Executive Officer, Mr. Richard T. Cole, our Executive VP and Chief Operating Officer, Mr. Richard G. Artese and our Vice-President of Finance, Mr. Keith W. Wesp, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of November 30, 2008. Based on our internal evaluation, our Chief Executive Officer, Chief Operating Officer and Vice-President of Finance concluded that our disclosure controls and procedures were effective as of November 30, 2008.

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

Changes in Internal Control over Financial Reporting

During our year end reporting management conducted an  evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 30, 2008. Based upon that evaluation  of our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer, Chief Operating Officer and Vice-President of Finance concluded that our disclosure controls and procedures were ineffective as of the year end report due to insufficient resources within the finance department. Management has rectified the identified problems by recruiting and hiring additional financial and accounting personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2008, in the first traunch of a private placement offering, we sold to accredited investors a total of 24.75 units, consisting of 824,997 shares of common stock and warrants to purchase 412,495 shares of common stock, at an aggregate offering price of $495,000. Each share of common stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of common stock exercisable at $0.75 per share, for a period ending on the fifth anniversary of the issuance of the warrants. We paid the placement agent for the offering of these units’ aggregate placement fees of $49,500. The placement agent also received warrants to purchase a total of 65,600 shares of common stock, exercisable at $0.75 per share, for a period ending on the fifth anniversary of the final closing of the offering.

On October 15, 2008, October 16, 2008 and October 23, 2008, we closed on three additional traunches of a private placement offering (the “October Private Placement”) in which we sold to accredited investors a total of 8 units of the October Private Placement, consisting of 444,354 shares of common stock and warrants to purchase 222,175 shares of common stock, at an aggregate offering price of $160,000. Each share of common stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of common stock exercisable at a price between $0.37 and $0.46 per share, for a period ending on the fifth anniversary of the issuance of the warrants. We paid the placement agent for the offering of these units’ aggregate placement fees of $16,000. The placement agent also received warrants to purchase a total of 35,546 shares of common stock, exercisable for a period ending on the fifth anniversary of the final closing of the offering.

On November 5, 2008, we closed on an additional traunch of a private placement offering in which we sold to accredited investors a total of 1 unit of the November Private Placement, consisting of 58,823 shares of common stock and warrants to purchase 29,411 shares of common stock, at an aggregate offering price of $20,000. Each share of common stock issued was sold as part of a unit that also includes a warrant to purchase one-half share of common stock exercisable at $0.42 per share, for a period ending on the fifth anniversary of the issuance of the warrants. The Company paid the placement agent for the offering of these units’ aggregate placement fees of $2,000. The placement agent also received warrants to purchase a total of 4,705 shares of common stock, exercisable at $0.42 per share, for a period ending on the fifth anniversary of the final closing of the offering.

In November 26, 2008, we issued warrants to purchase an aggregate of 764,706 shares of common stock in connection with the issuance of promissory notes to two of its officers.  The warrants are exercisable for five years at $0.34 per share.

 Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer

32.1*	Section 906 Certification by the Principal Executive Officer and the Principal Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEEKS ON CALL HOLDINGS, INC.

Date: January 16, 2009	By:	/s/ Richard T. Cole
Richard T. Cole
Chief Executive Officer
(Principal Executive Officer)

Date: January 16, 2009	By:	/s/ Keith W. Wesp
Keith Wesp
Vice-President of Finance
(Principal Financial Officer)