Form 10-Q
period 2009-02-28
Geeks On Call Holdings, Inc.
filed 2009-05-15
CIK 1403283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission file number: 333-143931

Geeks On Call Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8097265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

814 Kempsville Road
Suite 106	23502
Norfolk, VA
(Address of Principal Executive Offices)	(Zip code)

(757) 466-3448

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

As of May 15, 2009, 23,583,447 shares of common stock, $0.001 par value per share, of the issuer were outstanding.

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

The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this quarterly report on Form10-Q. We do not intend, and do not assume any obligation to, update these forward looking statements, except as required by law.

GEEKS ON CALL HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2009	August 31, 2008

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,640	$177,499
Accounts receivable, net of allowance for doubtful accounts of $147,657 and $23,601, respectively	141,824	146,707
Notes receivable, current portion, net of allowance for doubtful accounts of $8,884 and $48,320, respectively	74,941	63,429
Lease receivable, current portion	2,731	19,119
Financing costs, net of accumulated amortization of $183,113	283,377	—
Prepaid expenses and other current assets	527,315	344,808

Total current assets	1,051,828	751,562

Property and equipment, net	608,813	731,306

Other assets:
Deposits	2,034	2,034
Notes receivable, long term portion, net of allowance for doubtful accounts of $68,360 and $0, respectively	166,187	253,754
Customer lists, net of accumulated amortization of $35,542 and $21,458, respectively	69,958	84,042
Trademarks, net of accumulated amortization of $7,166 and $6,689, respectively	7,167	7,644

Total other assets	245,346	347,474

Total Assets	$1,905,987	$1,830,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,510,307	$2,155,192
Line of credit	467,520	200,000
Notes payable, current portion	454,510	449,959
Notes payable, related parties	191,000	—
Obligation under capital lease, current portion	26,955	69,505
Deferred franchise and initial advertising fees	78,317	70,026
Other deferred liabilities, current portion	7,525	7,525

Total current liabilities	3,736,134	2,952,207

Long-term liabilities:
Note payable, long term portion	62,295	88,129
Other deferred liabilities	66,179	71,130

Total liabilities	3,864,608	3,111,466

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, par value of $0.001; authorized 100,000,000 shares; issued and outstanding as of February 28, 2009 and August 31, 2008: 23,327,374 and 14,152,500 shares, respectively	23,327	14,153
Common stock subscription	—	—
Additional paid-in capital	10,693,186	9,109,354
Accumulated deficit	(12,675,134)	(10,404,631)

Total stockholders’ deficit	(1,958,621)	(1,281,124)

Total Liabilities and Stockholders’ Deficit	$1,905,987	$1,830,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended

	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

REVENUES:
Franchise, area developer and initial advertising and marketing fees	$208,795	$141,055	$446,930	$403,865
Royalties and advertising and marketing fees	668,961	1,259,378	1,413,548	2,576,579
Other	9,109	10,630	21,617	35,690

Total revenue	886,865	1,411,063	1,882,095	3,016,134

OPERATING EXPENSES:
Selling, general and administrative expenses	1,532,619	1,688,374	3,278,518	2,666,395
Advertising and marketing expense	180,291	873,622	523,416	1,872,321
Depreciation and amortization	66,842	37,150	136,200	73,536

Total operating expenses	1,779,752	2,599,146	3,938,134	4,612,252

Loss from operations	(892,887)	(1,188,083)	(2,056,039)	(1,596,118)

Other income (expense):
Other income (expense)	(6,504)	4,275	(1,200)	4,275
Dividends on mandatory redeemable preferred stock	—	10,862	—	(6,340)
Interest income (expense), net	(199,270)	(364)	(213,264)	55

Net loss before provision for income taxes	(1,098,661)	(1,173,310)	(2,270,503)	(1,598,128)

Income taxes (benefit)	—	—	—	—

NET LOSS	(1,098,661)	(1,173,310)	(2,270,503)	(1,598,128)

Preferred stock dividend	—	9,199	—	68,992

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,098,661)	$(1,182,509)	$(2,270,503)	$(1,667,120)

Loss per shares, basic and diluted	$(0.06)	$(0.16)	$(0.13)	$(0.28)

Weighted average number of common shares outstanding, basic and diluted	19,108,965	7,370,627	16,820,574	6,038,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
YEAR ENDED AUGUST 31, 2008 AND FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009
(unaudited)

	Common stock		Preferred stock, Class A		Preferred stock, Class B		Preferred stock, Class C

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, August 31, 2007	4,707,229	$4,707	—	—	160,404	$2,152,417	119,784	$741,291

Rounding	10	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	49,696	—	19,296
Common stock issued in exchange for conversion of Series B preferred stock and accrued dividends on December 14, 2007	2,097,756	2,098	—	—	(160,404)	(2,202,113)	—	—
Common stock issued in exchange for conversion of Series C preferred stock and accrued dividends on December 14, 2007	655,475	656	—	—	—	—	(119,784)	(760,587)
Common stock issued in exchange for conversion of Series D redeemable preferred stock and accrued dividends on December 14, 2007	552,225	552	—	—	—	—	—	—
Cancellation of previously issued common stock for services rendered	(12,695)	(13)	—	—	—	—	—	—
Effect of reverse merger on December 14, 2007	2,150,000	2,150	—	—	—	—	—	—

Sale of common stock	3,800,000	3,800	—	—	—	—	—	—
Fair value of vested options granted to officers and directors	—	—	—	—	—	—	—	—
Common stock issued in exchange for acquired assets	125,000	125	—	—	—	—	—	—
Common stock issued in June 2008 in exchange for services rendered	42,500	43	—	—	—	—	—	—
Common stock issued in August 2008 in exchange for services rendered	15,000	15	—	—	—	—	—	—
Common stock issued in August 2008 in exchange for reacquired franchise	20,000	20	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

Balance, August 31, 2008	14,152,500	14,153	—	—	—	—	—	—
Common stock issued in September 2008 in exchange for services rendered	15,000	15	—	—	—	—	—	—

Sale of common stock subscription	—	—	—	—	—	—	—	—
Common stock issued in October 2008 in exchange for services rendered	21,501	21	—	—	—	—	—	—
Common stock issued in conjunction with certain anti-dilution provisions included as part of a private sale of common stock	7,292,199	7,292	—	—	—	—	—	—
Common stock issued in settlement with debt	63,000	63	—	—	—	—	—	—
Fair value of warrants issued in connection with issuance of debt	—	—	—	—	—	—	—	—
Fair value of warrant issued in exchange for compensation	—	—	—	—	—	—	—	—
Fair value of vested options granted to officers, employees and consultants	—	—	—	—	—	—	—	—
Common stock issued for stock subscription	1,328,174	1,328	—	—	—	—	—	—
Common stock issued in February 2009 in exchange for services rendered	455,000	455	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

Balance, February 28, 2009	23,327,374	$23,327	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
YEAR ENDED AUGUST 31, 2008 AND FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009
(unaudited)

	Common stock to be issued
			Additional Paid in Capital	Accumulated Deficit
	Shares	Amount			Total

Balance, August 31, 2007	—	$—	$1,846,446	$(5,370,659)	$(625,798)
Rounding	—	—	—	—	—
Preferred stock dividend	—	—	—	(68,992)	—
Common stock issued in exchange for conversion of Series B preferred stock and accrued dividends on December 14, 2007	—	—	2,200,015	—	—

Common stock issued in exchange for conversion of Series C preferred stock and accrued dividends on December 14, 2007	—	—	759,931	—	—
Common stock issued in exchange for conversion of Series D redeemable preferred stock and accrued dividends on December 14, 2007	—	—	620,160	—	620,712
Cancellation of previously issued common stock for services rendered	—	—	(23,087)	—	(23,100)
Effect of reverse merger on December 14, 2007	—	—	(2,150)	—	—

Sale of common stock	—	—	3,193,103	—	3,196,903
Fair value of vested options granted to officers and directors	—	—	264,990	—	264,990
Common stock issued in exchange for acquired assets	—	—	187,375	—	187,500
Common stock issued in June 2008 in exchange for services rendered	—	—	42,456	—	42,499
Common stock issued in August 2008 in exchange for services rendered	—	—	11,535		11,550
Common stock issued in August 2008 in exchange for reacquired franchise	—	—	8,580		8,600
Net loss	—	—	—	(4,964,980)	(4,964,980)

Balance, August 31, 2008	—	—	9,109,354	(10,404,631)	(1,281,124)
Common stock issued in September 2008 in exchange for services rendered	—	—	10,485	—	10,500

Sale of common stock subscription	1,328,174	513,401	—	—	513,401
Common stock issued in October 2008 in exchange for services rendered	—	—	7,289	—	7,310
Common stock issued in conjunction with certain anti-dilution provisions included as part of a private sale of common stock	—	—	(7,292)	—	—
Common stock issued in settlement with debt	—	—	21,358	—	21,421
Fair value of warrants issued in connection with issuance of debt	—	—	466,490		466,490
Fair value of vested options granted to officers, employees and consultants	—	—	477,683	—	477,683
Fair value of warrants issued in exchange for compensation	—	—	5,201	—	5,201
Common stock issued for stock subscription	(1,328,174)	(513,401)	512,073	—	—
Common stock issued in February 2009 in exchange for services rendered	—	—	90,545	—	91,000

Net loss	—	—	—	(2,270,503)	(2,270,503)

Balance, February 28, 2009	—	$—	$10,693,186	$(12,675,134)	$(1,958,621)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GEEKS ON CALL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended

	February 28, 2009	February 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,270,503)	$(1,598,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,200	73,536
Loss on disposal of assets	854	—
Bad debt expense	167,236	64,022
Amortization of financing costs	183,113	—
Common stock issued in exchange for services rendered	108,810	—
Fair value of warrants issued in exchange for compensation	5,201	—
Fair value of vested options granted to officers, directors, employees and consultants	477,683	264,990
Changes in operating assets and liabilities:
Accounts receivable	(133,430)	(117,712)
Prepaid expenses and other current assets	(80,938)	(203,377)
Employee advances		(65,761)
Accounts payable and accrued liabilities	376,536	(15,295)
Deferred franchise fees	8,291	(129,843)
Deferred other liabilities	(4,951)	465

Net cash used in operating activities	(1,025,898)	(1,727,103)

CASH FLOWS FROM INVESTING ACTIVITIES:

Collections of loans to franchisees and others	63,520	9,799
Purchase of property and equipment	—	(74,774)

Net cash provided by (used in) investing activities	63,520	(64,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	—	(23,100)
Proceeds (repayments) of capital lease obligation	(42,550)	11,304
Proceeds (repayments) of credit line	267,520	(200,000)
Proceeds from issuance of notes payable	101,847	—
Proceeds from issuance of notes payable, related party	191,000	—
Repayments of notes payable	(224,699)	(110,000)
Proceeds from sale of common stock	513,401	3,196,903

Net cash provided by financing activities	806,519	2,875,107

Net (decrease) increase in cash and cash equivalents	(155,859)	1,083,029
Cash and cash equivalents, beginning of period	177,499	280,846

Cash and cash equivalents, end of period	$21,640	$1,363,875

Supplement disclosures of cash flow information
Interest paid	$30,355	$14,719

Income taxes paid	$—	$—

Fair value of vested options granted to officers, directors, employees and consultants	$477,683	$264,990

Fair value of warrants issued in connection with issuance of notes payable, related parties	$246,778	$—

Annual insurance premium financed	$101,569	$—

Fair value of warrants issued in exchange for compensation	$5,201	$—

Common stock issued in exchange for debt	$21,420	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of February 28, 2009 and the results of operations and cash flows for the periods ended February 28, 2009 and February 29, 2008. The financial data and other information disclosed in the notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended February 28, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending August 31, 2009.

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

Business and Basis of Presentation

The Company’s operating subsidiary, Geeks On Call America, Inc., was incorporated under the laws of the State of Virginia on June 11, 2001 and subsequently reincorporated on December 14, 2007 under the laws of the State of Delaware. The Company provides rapid-response, on-site computer solutions to residential customers, small to medium sized businesses and national accounts accross the United States. On-site solutions are provided through a network of independent franchisees and a national network of certified IT professionals conducting business under the trade names “1 800 905 GEEK” and “Geeks On Call”®.

Geeks On Call Holdings, Inc. was created through a reverse merger process with Lightview, Inc, which was incorporated under the laws of the State of Nevada on December 22, 2006 under the name Lightview, Inc, (“Lightview”) and formerly operated as a development stage company. On January 23, 2008, Lightview merged with and into Geeks On Call Holdings, Inc., a newly-formed wholly owned subsidiary of Lightview, for the sole purpose of reincorporating in the State of Delaware and changing the name of the company. Thereafter, on February 8, 2008, Geeks On Call America, Inc., Geeks On Call Holdings, Inc. and Geeks On Call Acquisition Corp, a newly-formed wholly-owned subsidiary of Geeks On Call Holdings, Inc. (“Acquisition Corp.”), entered into a merger agreement (the “Merger Agreement”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Corp. merged with and into Geeks On Call America, Inc., and Geeks On Call America, Inc., as the surviving corporation, became the sole wholly-owned operating subsidiary. The consolidated financial statements include the accounts of Geeks On Call Holdings, Inc., the registrant and Geeks On Call America, Inc., the sole wholly-owned operating subsidiary (collectively, the “Company”).

While the Company has generated revenues from its franchise operations, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of February 28, 2009, the Company has accumulated losses of $12,675,134.

All significant intercompany balances and transactions have been eliminated in consolidation.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
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
FEBRUARY 28, 2009
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

Advertising and Marketing and Royalty Fees

Initial advertising and marketing fees are recognized when the territory is open and the related advertising and marketing has been performed. Ongoing royalties and advertising and marketing fees are recognized as the franchised territory generates sales and ongoing advertising and marketing is performed.

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

Cash and cash equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash and cash equivalents. The Company had $21,640 and $177,499 in cash and cash equivalents at February 28, 2009 and August 31, 2008, respectively.

Allowance for doubtful accounts

The Company periodically reviews its trade and notes receivables in determining its allowance for doubtful accounts. As of February 28, 2009 and August 31, 2008 allowance for doubtful accounts balances for trade receivables was $147,657 and $23,601, respectively. The allowance for doubtful accounts balances for notes receivable was $77,244 and $48,320 as of February 28, 2009 and August 31, 2008.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, totaling $-0- and $32,402 (net of reserve for obsolete and slow moving inventory of $15,339) as of February 28, 2009 and August 31, 2008, respectively, are stated at the lower of cost (first in, first out) or net realizable value, and consist primarily of products for sale to franchisees, business forms, marketing and promotional supplies for sale to the Company’s franchisees. Inventories are included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. The Company has written off $40,402 at February 28, 2009 based on management’s assessment on the inventory valuation.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method as follows:

Office furniture and equipment	10 years
Computer equipment	5 years
Vehicles	5 years
Software	3 years
Leasehold improvements	lesser of lease terms or 7 years

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at February 28, 2009 and August 31, 2008.

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

For the three and six month periods ended February 28, 2009, amortization of $5,292 and $14,084 was charged to operations, respectively.

The Company’s management performed an evaluation of its intangible assets (customer lists) at August 31, 2008 for purposes of determining the implied fair value of the assets. The test indicated that the recorded book value of the customer lists exceeded its fair value, as determined by calculating a fair value based upon a discounted cash flows of the projected and assumed fees from the current binding service agreements and other recurring fees earned from these customer lists and accordingly recorded an impairment charge of $49,000 to prior year’s results of operations at August 31, 2008. The customer lists cost basis has been adjusted to reflect the new cost basis of $105,500 at August 31, 2008. Considerable management judgment is necessary to estimate the fair value; these estimates of cash flows are significantly impacted by estimates of revenues, costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. There was no impairment charged to operations for the three and six month periods ended February 28, 2009.

Advertising and Marketing

The Company follows the policy of charging the costs of advertising and marketing to expense as incurred. The Company charged to operations of $180,291 and $523,416 as advertising and marketing costs for the three and six month periods ended February 28, 2009, respectively and $873,622 and $1,872,321 for the three and six month periods ended February 29, 2008, respectively.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
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

As described above, the Company’s management performed an evaluation of its customer lists for purposes of determining the implied fair value of the assets. The test indicated that the recorded book value of the customer lists exceeded its fair value, as determined by discounted cash flows and accordingly recorded an impairment charge of $49,000 to its operations at August 31, 2008. There was no impairment charges to operations for the three and six month periods ended February 28, 2009 and February 29, 2008.

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

As more fully described in Note 16 below, the Company granted 65,000 and 2,285,000 stock options during the three month periods ended February 28, 2009 and February 29, 2008, respectively; and 150,000 and 2,285,000 stock options during the six month periods ended February 28, 2009 and February 29, 2008, respectively, to employees and directors of the Company under a non-qualified employee stock option plan.

As of February 28, 2009, 2,585,000 employee stock options were outstanding with 757,000 shares vested and exercisable.

As of February 28, 2009, there were 50,000 shares of non-employee stock options (consultants) outstanding and fully vested and exercisable.

Segment reporting

The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company’s principal operating segment.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
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

Loss per share

In accordance with SFAS No. 128, “Earnings per Share”, the basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding as if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive. There were -0- and 2,125,000 common stock equivalent shares as of February 28, 2009 and February 29, 2008, respectively.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Effective September 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Certain amounts in prior year’s consolidated financial statements and the related notes have been reclassified to conform to current period’s presentation. These reclassifications have no effect on previously reported results of operations.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 141R on September 1, 2009 will have a material effect on its consolidated financial position, results of operations or cash flows.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 on September 1, 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.

The Company does not expect the adoption of EITF 07-1on September 1, 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company does not expect the adoption of EITF 07-05 to have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial position, results of operations or cash flows.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ..” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company’s consolidated financial statements.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss available to common stockholders of $2,270,503 and $1,667,120 for the six-month periods ended February 28, 2009 and February 29, 2008, respectively. Additionally, the Company has negative cash flows from operations of $1,025,898 for the six-month period ended February 28, 2009 and an accumulated deficit of $12,675,134 as of February 28, 2009. These factors among others raised substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is actively pursuing additional equity or debt financing through discussions with private investors. However, there can be no assurance that additional financing will be available from external sources to the Company on satisfactory terms and conditions, if at all. In the event that the Company is unable to continue as a going concern, the Company may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

NOTE 3 - NOTES RECEIVABLE

Note receivables are recorded at cost, less allowance for doubtful accounts, if applicable. Repayment of the notes receivable is dependent on the performance of the underlying franchisees that collateralize the notes receivable. An allowance, if applicable, is estimated based on a comparison of amounts due to the estimated fair value of the underlying franchisee. As of February 28, 2009 and August 31, 2008 allowance for doubtful account balances for notes receivables was $77,244 and $48,320, respectively.

At February 28, 2009 and August 31, 2008, the notes receivable consist of bridge loans offered to franchisees during the period which the franchisees are establishing their permanent financing with third party lenders. The notes receivable bear interest at a rate of 9% per annum and are recorded at face value. Interest is recognized over the lives of the notes receivable.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 3 – NOTES RECEIVABLE (Continued)

A summary of the notes receivable are as follows:

	February 28, 2009	August 31, 2008

Notes receivable, 9% per annum, secured by Franchisee	$241,128	$317,183
Less: Current portion	(74,941)	(63,429)

Long term portion	$166,187	$253,754

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

A summary of the lease receivable are as follows:

	February 28, 2009	August 31, 2008

Lease receivable, 9% per annum, secured by Franchisee	$2,731	$19,119
Less: Current portion	(2,731)	(19,119)

Long term portion	$—	$—

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of advance payments for advertising and marketing with various forms of media and saleable promotional supplies or inventories as follows:

	February 28, 2009	August 31, 2008

Prepaid expenses and other current assets	$286,097	$139,214
Prepaid advertising and marketing	241,218	173,192
Promotional supplies and inventories, net of reserve for obsolete and slow moving inventory of $15,339 as of August 31, 2008	—	32,402

	$527,315	$344,808

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT

As of February 28, 2009 and August 31, 2008, property and equipment was comprised of the following:

	February 28, 2009	August 31, 2008

Office furniture and equipment	$359,719	$360,573
Computer equipment	420,155	420,155
Vehicles	77,884	77,884
Software	604,362	604,362
Leasehold improvements	51,267	51,267

	1,513,387	1,514,241
Less: accumulated depreciation	(904,574)	(782,935)

	$608,813	$731,306

For the three month periods ended February 28, 2009 and February 29, 2008, depreciation expense charged to operations was $60,814 and $36,910, respectively.

For the six month periods ended February 28, 2009 and February 29, 2008, depreciation expense charged to operations was $121,639 and $73,058, respectively.

NOTE 7 – TRADEMARKS

Trademarks are recorded at cost and are amortized ratably over 15 years as summarized below:

	February 28, 2009	August 31, 2008

Trademarks	$14,333	$14,333
Less accumulated amortization	(7,166)	(6,689)

	$7,167	$7,644

For the three month periods ended February 28, 2009 and February 29, 2008, the amortization expense charged to operations was $237 and $238, respectively.

For the six month periods ended February 28, 2009 and February 29, 2008, the amortization expense charged to operations was $477 and $478, respectively.

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

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 8 – CUSTOMER LISTS (continued)

Customer lists are recorded at cost and are amortized ratably over three years as summarized below:

	February 28, 2009	August 31, 2008

Customer Lists at cost	$105,500	$154,500
Impairment charge, see below	—	(49,000)

Adjusted cost basis	105,000	105,000
Less:
Accumulated amortization	(35,542)	(21,458)

	$69,958	$84,042

For the three month periods ended February 28, 2009 and February 29, 2008, the amortization expense charged to operations was $5,791 and $-0-, respectively.

For the six month periods ended February 28, 2009 and February 29, 2008, the amortization expense charged to operations was $14,084 and $-0-, respectively.

At August 31, 2008, the Company’s management performed an evaluation of its intangible assets (customer lists) for purposes of determining the implied fair value of the assets. The test indicated that the recorded book value of the customer lists exceeded its fair value, as determined by calculating a fair value based upon a discounted cash flows of the projected and assumed fees from the current binding service agreements and other recurring fees earned from these customer lists and accordingly recorded an impairment charge of $49,000 to prior year’s results of operations at August 31, 2008. The customer lists cost basis has been adjusted to reflect the new basis of $105,500 at August 31, 2008. Considerable management judgment is necessary to estimate the fair value; these estimates of cash flows are significantly impacted by estimates of revenues, costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. There was no impairment charged to operations for the three and six month periods ended February 28, 2009 and February 29, 2008.

NOTE 9 – FINANCING COSTS

From November 2008 through February 28, 2009, the Company issued an aggregate of 2,738,884 warrants in connection with the issuance of promissory notes and debt, including related party notes described in Note 13. The warrants are exercisable for five years at $0.34 per share. The fair value of the warrants were determined using the Black-Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%, volatility: 150.66% to 215.83%; risk free rate: 1.45% to 2.07%; expected life: 5 years.

The determined fair value of the warrants of $466,490 is amortized ratably over the six month term of the promissory notes.

	February 28, 2009	August 31, 2008

Financing costs	$466,490	$—
Less accumulated amortization	(183,113)	—

	$283,377	$—

For the three month periods ended February 28, 2009 and February 29, 2008, the amortization expense charged to operations was $178,837 and $-0-, respectively.

For the six month periods ended February 28, 2009 and February 29, 2008, the amortization expense charged to operations was $183,113 and $-0-, respectively.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of February 28, 2009 and August 31, 2008, accounts payable and accrued liabilities are comprised of the following:

	February 28, 2009	August 31, 2008

Accounts payable	$2,067,092	$1,783,905
Accrued salaries and expenses	371,918	365,002
Payroll taxes payable	71,297	6,285

	$2,510,307	$2,155,192

NOTE 11 - LINE OF CREDIT

In July 2008, the Company established a $400,000 revolving bank line of credit with a financial institution. Subsequently the bank line was increased to $475,000 in December 2008. This facility is secured by certain assets of the Company and is personally guaranteed by the Company’s Chief Executive Officer.

Amounts advanced pursuant to the line of credit are payable on demand at the discretion of the lender and will accrue interest at the rate of 5.5% per annum. Monthly payments of accrued interest, payable in cash, are calculated on the amount of credit outstanding beginning on August 7, 2008.

As of February 28, 2009 and August 31, 2008, the Company has outstanding balances of $467,520 and $200,000, respectively on the existing bank line of credit.

NOTE 12 - NOTES PAYABLE

As of February 28, 2009 and August 31, 2008, notes payable is comprised of the following:

	February 28, 2009	August 31, 2008

Note payable, 4.5% per annum with monthly payment of $4,596, due April 2011; unsecured	$113,389	$138,088
Note payable, prime plus 2% per annum, due September 8, 2008; unsecured.	—	200,000
Note payable, prime plus 7% per annum, due June 30, 2009; unsecured.	200,000	—
Note payable, prime plus 2% per annum, due September 18, 2008; unsecured	—	200,000
Note payable, prime plus 4% per annum, due June 29, 2009; unsecured	16,000	—
Note payable, prime plus 4% per annum, due July 3, 2009; unsecured	20,000	—
Note payable, prime plus 4% per annum, due July 30, 2009; unsecured	30,000	—
Note payable, approximately 35% imputed interest, open payment terms, secured	35,847	—
Note payable, 5.5% per annum with monthly payments of $11,546, due December 25, 2009, unsecured	101,569	—
Less: current portion	(454,510)	(449,959)

Long term portion	$62,295	$88,129

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

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 12 - NOTES PAYABLE (continued)

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

As described in Note 9, in connection with the extension of the above promissory note, the Company issued an aggregate of 1,176,471 warrants to purchase the Company’s common stock for five years from the date of issuance at an exercise price of $0.34 per share.

In December 2008, the Company issued unsecured promissory note in the principal amount of $16,000, due June 29, 2009 with an interest rate of Wall Street Prime plus 4%, unsecured.

As described in Note 9, in connection with the issuance of the above promissory note, the Company issued an aggregate of 94,118 warrants to purchase the Company’s common stock for five years from the date of issuance at an exercise price of $0.34 per share.

In January 2009, the Company issued unsecured promissory note in the principal amount of $20,000, due July 3, 2009 with an interest rate of Wall Street Prime plus 4%, unsecured.

As described in Note 9, in connection with the issuance of the above promissory note, the Company issued an aggregate of 117,647 warrants to purchase the Company’s common stock for five years from the date of issuance at an exercise price of $0.34 per share.

In January 2009, the Company issued unsecured promissory note in the principal amount of $30,000, due July 29, 2009 with an interest rate of Wall Street Prime plus 4%, unsecured.

As described in Note 9, in connection with the issuance of the above promissory note, the Company issued an aggregate of 176,471 warrants to purchase the Company’s common stock for five years from the date of issuance at an exercise price of $0.34 per share

In February 2009, the Company borrowed $28,000 secured by future credit card processing. The note has a fixed $9,872.80 financing cost (estimated effective interest rate of 35%) and is payable at a rate of 18% of future credit card processing. The prepaid financing costs are amortized to interest expense over the term of the loan.

As described in Note 9, in connection with the issuance of the above described loan, the Company issued an aggregate of 35,000 warrants to purchase the Company’s common stock for five years from the date of issuance at an exercise price of $0.34 per share

In January 2009, the Company entered into a financing agreement for the purpose of financing the Company’s annual insurance premium. The agreement has an interest rate of 5.5% per annum, due in monthly installments of $11,546; unsecured.

For the three and six month periods ended February 28, 2009; interest expense of $3,663 and $-0- was charged to operations, respectively.

NOTE 13 - NOTES PAYABLE – RELATED PARTY

As of February 28, 2009 and August 31, 2008, notes payable, related party is comprised of the following:

	February 28, 2009	August 31, 2008

Note payable, prime plus 4% per annum, due May 26, 2009, unsecured	$127,000	$—
Note payable, prime plus 4% per annum, due June 5, 2009; unsecured.	25,000	—
Note payable, prime plus 4% per annum, due July 22, 2009; unsecured.	29,000	—
Note payable, prime plus 4% per annum, due August 20, 2009; unsecured	10,000	—
Less: current portion	(191,000)	—

Long term portion	$—	$—

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 13 - NOTES PAYABLE – RELATED PARTY (continued)

In November 2008, the Company issued unsecured promissory notes in the aggregate principal amount of $130,000 to related parties, (two of the Company’s officers), due May 26, 2009 with an interest rate of Wall Street Prime plus 4%, unsecured. On January 6, 2009, $3,000 was paid towards the related party notes.

As described in Note 9, in connection with the issuance of the above related party promissory notes, the Company issued an aggregate of 764,706 warrants to purchase the Company’s common stock for five years from the date of issuance at an exercise price of $0.34 per share.

In December 2008, the Company issued an unsecured promissory note in the principal amount of $25,000 to a related party (Company’s officer), due June 5, 2009 with an interest rate of Wall Street Prime plus 4%, unsecured.

As described in Note 9, in connection with the issuance of the above related party promissory note, the Company issued 147,059 warrants to purchase the Company’s common stock for five years from the date of issuance at an exercise price of $0.34 per share.

In January 2009, the Company issued an unsecured promissory note in the principal amount of $29,000 to a related party (Company’s officer), due July 22, 2009 with an interest rate of Wall Street Prime plus 4%, unsecured.

As described in Note 9, in connection with the issuance of the above related party promissory note, the Company issued 170,588 warrants to purchase the Company’s common stock for five years from the date of issuance at an exercise price of $0.34 per share.

In February 2009, the Company issued an unsecured promissory note in the principal amount of $10,000 to a related party (Company’s officer), due August 20, 2009 with an interest rate of Wall Street Prime plus 4%, unsecured.

As described in Note 9, in connection with the issuance of the above related party promissory note, the Company issued 58,824 warrants to purchase the Company’s common stock for five years from the date of issuance at an exercise price of $0.34 per share.

For the three and six month period ended February 28, 2009, interest expense of $3,161 and $3,277 was charged to operations, respectively.

For the three and six month period ended February 29, 2008, interest expense of $-0- was charged to operations.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. In December 2008, the Company was served with individual lawsuits from ten franchisees. As of February 28, 2009, 6 of the suits had been settled by the Company. None of the settlements resulted in any payment by the Company. The Company intends to vigorously defend the remaining claims asserted against it. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

NOTE 15 - STOCKHOLDERS’ EQUITY

Preferred stock

As of November 30, 2007, the Company was authorized four classes of preferred stock: Class A has 200,000 authorized shares; Class B has 167,130 authorized shares; Class C has 128,870 authorized shares and Class D has 179,860 authorized shares. All classes have no par value.

On December 14, 2007, the Company amended and restated its certificate of incorporation which authorized two classes of stock “Common Stock” and “Preferred Stock”, respectively. The total number of shares the Company is authorized to issue as common stock and preferred stock with par value per share is five million seven hundred thousand (5,700,000) shares. Five million (5,000,000) shares shall be $0.001 par value Common Stock and seven hundred (700,000) shares shall be $0.001 par value Preferred stock. The Preferred Stock may be issued from time to time in one or more classes.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 15 - STOCKHOLDERS’ EQUITY (continued)

As a result of the reverse Reorganization on February 8, 2008 as described in Note 1 above, the Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

As of February 28, 2009 and August 31, 2008, there were no issued and outstanding shares of preferred stock.

Common stock

The Company is authorized to issue 100,000,000 shares of its common stock with a par value of $.001. As of February 28, 2009 and August 31, 2008, there were 23,327,374 and 14,152,500 shares of common stock issued and outstanding.

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
FEBRUARY 28, 2009
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

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

Common stock (continued)

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

In January 2009, the Company issued an aggregate of 6,321,611 shares of the Company’s common stock pursuant to certain anti dilution provisions granted to investors in the private placement in connection with the Reorganization in February 2008.

On February 27, 2009, the Company issued 455,000 shares of its common stock in exchange for services rendered in what management deems to be a strategic transaction. The Company valued the shares at $0.20 per share for a total of $91,000, which represents the fair value of the services, received which did not differ materially from the value of the stock issued

NOTE 16 – WARRANTS AND OPTIONS

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

Warrants Outstanding				Warrants Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.34	5,654,767	4.49	$0.34	5,654,767	$0.34

	5,654,767			5,654,767

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Balance, August 31, 2007	—	$—
Granted	2,117,000	0.34	*
Exercised	—	—
Canceled / Forfeited / Expired	—	—

Outstanding at August 31, 2008	2,117,000	$0.34	*
Granted	3,537,767	0.34	*
Exercised	—	—
Canceled / Forfeited / Expired	—	—

Outstanding at February 28, 2009	5,654,767	$0.34

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 16 - WARRANTS AND OPTIONS (continued)

Warrants (continued)

*Pursuant to the private placement agreement, certain warrants contain certain anti-dilutive provisions. As described in Note 15 above, the Company sold common stock in private placements in September and October 2008. The warrants issued in conjunction with such private placements have been reset to an exercise price of $0.34 per share accordingly.

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

In December 2008, the Company issued warrants to purchase an aggregate of 1,417,648 shares of its common stock in connection with the issuance of promissory notes including related parties as described in Note 9 above. The warrants are exercisable for five years at $0.34 per share. The fair value of the warrants were determined using the Black-Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%, volatility: 204.32% to 214.37%; risk free rate: 1.45% to 1.67%; expected life: 5 years.

In January 2009, the Company issued warrants to purchase an aggregate of 464,706 shares of its common stock in connection with the issuance of promissory notes including related parties as described in Note 9 above. The warrants are exercisable for five years at $0.34 per share. The fair value of the warrants were determined using the Black-Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%, volatility: 213.66% to 215.13%; risk free rate: 1.61% to 1.85%; expected life: 5 years.

In January 2009, the Company issued warrants to purchase 26,552 shares of its common stock in settlement of services rendered. The warrants are exercisable for five years at $0.34 per share. The fair value of the warrants were determined using the Black-Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%, volatility: 214.37%; risk free rate: 1.75%; expected life: 5 years.

In February 2009, the Company issued warrants to purchase an aggregate of 93,824 shares of its common stock in connection with the issuance of promissory notes including related parties as described in Note 9 above. The warrants are exercisable for five years at $0.34 per share. The fair value of the warrants were determined using the Black-Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%, volatility: 215.13% to 215.83%; risk free rate: 1.81% to 2.07%; expected life: 5 years.

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

The following table summarizes the options outstanding and exercisable for the shares of the Company’s common stock granted to officers, employees and directors of the Company:

Options Outstanding				Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.11	65,000	5.79	$0.11	—
$1.00	2,285,000	4.94	$1.00	757,000	$1.00
$1.05	85,000	5.55	$1.05	—
$1.15	150,000	5.33	$1.15	—

	2,585,000	5.00	$0.99	757,000	$1.00

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 16 - WARRANTS AND OPTIONS (continued)

Employee Stock Options (continued)

Transactions involving employee stock options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Balance, August 31, 2007	—	$—
Granted	2,435,000	1.01
Exercised	—	—
Canceled / Forfeited / Expired	—	—

Outstanding at August 31, 2008	2,435,000	$1.01
Granted	150,000	0.65
Exercised	—	—
Canceled / Forfeited / Expired	—	—

Outstanding at February 28, 2009	2,585,000	$0.99

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

On February 8, 2008, the Company granted options to purchase an aggregate of 2,275,000 shares of its common stock to officers, directors and employees at $1.00 per share over the next six years vested as follows; options to purchase 300,000 shares of common stock vested immediately and the remaining 1,975,000 options vest as to 20% on each anniversary of the date of grant. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $690,015 was recorded as stock compensation expense for the six month period ended February 28, 2009. The following assumptions were utilized: Dividend yield: -0-%, volatility: 124.86%; risk free rate: 2.60%; expected life: 6 years.

On February 29, 2008, the Company granted 10,000 options to an employee to purchase its common stock at $1.00 per share over the next six years vesting 20% at each anniversary. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $4,911 was recorded as stock compensation expense for the six month period ended February 28, 2009. The following assumptions were utilized: Dividend yield: -0-%, volatility: 124.86%; risk free rate: 2.50%; expected life: 6 years.

On July 1, 2008, the Company granted 150,000 options to an officer to purchase its common stock at $1.15 per share over the next six years vesting 20% at each anniversary. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $21,430 was recorded as stock compensation expense for the six month period ended February 28, 2009. The following assumptions were utilized: Dividend yield: -0-%, volatility: 148.04%; risk free rate: 3.33%; expected life: 6 years.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 16 - WARRANTS AND OPTIONS (continued)

Employee Stock Options (continued)

On September 18, 2008, the Company granted 85,000 options to an employee to purchase its common stock at $1.05 per share over the next six years vesting 20% at each anniversary. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $5,799 was recorded as stock compensation expense for the six month period ended February 28, 2009. The following assumptions were utilized: Dividend yield: -0-%, volatility: 144.50%; risk free rate: 2.59%; expected life: 6 years.

On December 15, 2008, the Company granted 65,000 options to an employee to purchase its common stock at $0.11 per share over the next six years vesting 20% at each anniversary. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $294 was recorded as stock compensation expense for the six month period ended February 28, 2009. The following assumptions were utilized: Dividend yield: -0-%, volatility: 205.52%; risk free rate: 1.50%; expected life: 6 years.

Non - Employee Stock Options

The following table summarizes the options outstanding and exercisable for the shares of the Company’s common stock granted to non employees of the Company:

Options Outstanding				Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.50	50,000	5.27	$1.50	50,000	$1.50

Transactions involving non employee stock options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Balance, August 31, 2007	—	$—
Granted	50,000	1.50
Exercised	—	—
Canceled / Forfeited / Expired	—	—

Outstanding at August 31, 2008	50,000	$1.50
Granted	—	—
Exercised	—	—
Canceled / Forfeited / Expired	—	—
Outstanding at February 28, 2009	50,000	$1.50

On June 9, 2008, the Company granted 50,000 options with a six year term to consultants to purchase its common stock at $1.50 per share 50% of these options vest 90 days after issuance and 50% of these options vest 180 days after issuance. The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $20,473 was recorded as stock compensation expense for the six month period ended February 28, 2009. The following assumptions were utilized: dividend yield: -0-%, volatility: 142.75% to 198.37%; risk free rate: 1.67% to 2.96%; expected life: 6 years.

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 17 - RELATED PARTY TRANSACTIONS

As of February 28, 2009 and August 31, 2008, certain employees owed the Company $-0- and $48, respectively, for travel and other advances. These advances have been included in the accompanying consolidated balance sheets under the caption, prepaid expenses and other current assets. Subsequent to November 30, 2008, all advances have been repaid.

In October 2007, the Company entered into an exclusive private label/marketing agreement (the “Agreement”) with Telkonet, Inc. (a major supplier of the Company) for products under the trade name Geek Link System. Pursuant to the Agreement, the Company was to resale these private labeled products to customers through the Company’s existing network of franchisees. In addition, the Company, Telkonet, Inc. and certain stockholders of the Company entered into an agreement whereby Telkonet, Inc. acquired 2,454,500 shares of the Company’s common stock from these existing stockholders, which in effect transferred 39.6% ownership in the Company to Telkonet, Inc. by these stockholders. Telkonet Inc.’s ownership of the Company decreased to 10.52% as of February 28, 2009.

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

Mr. Glenn who is a member of our Board of Directors is an officer of the financial institution that currently holds our line of credit. We believe that the terms of this credit facility are favorable to us, or alternatively, are materially consistent with those terms that would have been obtained by us in an arrangement with an unaffiliated third party.

During the six month period ended February 28, 2009, the Company issued an aggregate of $191,000 in promissory notes (net of repayments of $3,000) to related parties, (two of the Company’s officers), due six months from issuance with maturity dates ranging from May 26, 2009 to August 20, 2009, and an interest rate of Wall Street Prime plus 4%, unsecured.

As described in Note 9, in connection with the issuance of the above related parties promissory notes, the Company issued an aggregate of 1,139,177 warrants to purchase the Company’s common stock for five years from the date of issuance at an exercise price of $0.34 per share.

NOTE 18 – FAIR VALUE MEASUREMENT

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents. The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s long-term notes receivable are classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date. The Company’s long term liabilities and other deferred liabilities are classified within Level 3 of the fair value hierarchy because they are valued using inputs which are not actively observable, either directly or indirectly.

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

The following table sets forth the Company’s short-and long-term notes receivable as of February 28, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

GEEKS ON CALL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
FEBRUARY 28, 2009
(unaudited)

NOTE 18 – FAIR VALUE MEASUREMENT (continued)

	Level 1	Level 2	Level 3	Assets at fair value

Cash and cash equivalents	$21,640	$—	$—	$21,640
Notes receivable	—	—	208,178	208,178

Sub-total	21,640	—	208,178	229,818

Long-term debt and other deferred liabilities	—	—	128,474	128,474

Total	$21,640	$—	$336,652	$358,292

NOTE 19 – SUBSEQUENT EVENTS

On March 2, 2009, the Company issued warrants to purchase an aggregate of 58,824 shares of common stock in connection with the issuance of a promissory note to an investor. The warrants are exercisable for five years at $0.34 per share.

On March 10, 2009, the Company entered into an agreement, that management deems to be strategic, with a third party to negotiate and resolve its indebtedness with certain creditors. Under the terms of the agreement the Company has agreed to issue 450,000 shares of the Company's common stock. Also, per the agreement the third party could receive an additional 1,000,000 shares of the Company's common stock with the amount of common stock, contingent upon the negotiated settlement amount of debt reduction in settlement agreements with the Company's creditors. The Company has yet to execute any settlement agreements, nor can there be any assurance that the Company will have adequate financing to pay the negotiated settlement amounts in accordance with such agreements.

On March 10, 2009, the Company borrowed $7,000 secured by future credit card processing. The note has a fixed $2,468 financing cost (estimated effective interest rate of 35%) and is payable at a rate of 18% of future credit card processing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K filed with the SEC on December 4, 2008.

          Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, income taxes, goodwill and other intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Company Overview

          Our operating subsidiary, Geeks On Call America, Inc., was formed in June 2001 and provides rapid-response, on-site computer solutions to residential customers, small to medium sized businesses and national accounts across the United States. On-site solutions are provided through a network of independent franchised service providers, as well as a national network of certified IT professionals, conducting business under the trade names “1-800-905-GEEK,” and “Geeks On Call.” Our on-site support services include troubleshooting, maintaining, upgrading and networking computers, and service programs, designed to establish a long-term relationship with the client. Additionally, we provide training and consulting to our clients at their home or business location. Our mission is to bring state-of-the-art technology products and computer solutions directly to customers at their locations and eliminate the inconvenience of traveling to a traditional retailer or depot service center. Geeks on Call provides IT service and solutions in all 50 States.

Corporate History

The Company’s operating subsidiary, Geeks On Call America, Inc., was incorporated under the laws of the State of Virginia on June 11, 2001 and subsequently reincorporated on December 14, 2007 under the laws of the State of Delaware. Between 2001 and 2008 The Company experienced tremendous growth in its franchise network, granting franchises in more than 30 States, thus creating one of the most highly recognizable brands in the IT services industry. In 2008 the company began to augment its franchise network through the establishment of its preferred provider network made up of certified trained and tested third party IT professionals who meet the same standards as our franchise technicians. As of April 2009 the Company now provides on-site IT solutions in all 50 States.

Geeks On Call Holdings, Inc. was created through a reverse merger process with Lightview, Inc, which was incorporated under the laws of the State of Nevada on December 22, 2006 under the name Lightview, Inc, (“Lightview”) and formerly operated as a development stage company. On January 23, 2008, Lightview merged with and into Geeks On Call Holdings, Inc., a newly-formed wholly owned subsidiary of Lightview, for the sole purpose of reincorporating in the State of Delaware and changing the name of the company. Thereafter, on February 8, 2008, Geeks On Call America, Inc., Geeks On Call Holdings, Inc. and Geeks On Call Acquisition Corp, a newly-formed wholly-owned subsidiary of Geeks On Call Holdings, Inc. (“Acquisition Corp.”), entered into a merger agreement (the “Merger Agreement”). Upon closing of the merger transaction contemplated under the Merger Agreement, Acquisition Corp. merged with and into Geeks On Call America, Inc., and Geeks On Call America, Inc., as the surviving corporation, became the sole wholly-owned operating subsidiary. The consolidated financial statements include the accounts of Geeks On Call Holdings, Inc., the registrant and Geeks On Call America, Inc., the sole wholly-owned operating subsidiary (collectively, the “Company”).

Results of Operations

Our revenues are derived primarily from royalties and advertising and marketing fees earned from operating franchises and fees earned from the sales of franchise territories. Fees from the sale of franchises are recognized in income in the period that substantially all services and conditions relating to the sale under our franchise agreement have been performed, typically the period in which the franchisee has completed and passed our training class.

Three Months Ended February 28, 2009 compared to Three Months Ended February 29, 2008

Revenue

          The following table summarizes our revenues for the three months ended February 28, 2009 and February 29, 2008:

	Three months ended
	February 28, 2009	February 29, 2008

Total Revenue	$886,865	$1,411,063

For the three months ended February 28, 2009, revenue decreased by 37%, as compared to the same period in 2008. This decrease in revenue in the amount of $524,198 was primarily attributable to a reduction in 16 franchise owners and their 56 respective franchised territories, their corresponding advertising and marketing and royalty revenues, a reduction in the granting of new franchises, and the implementation of the Reboot Plan explained below. The Company, in conjunction with their Franchise Advisory Council, created a program for the franchisees (the “Reboot Plan”) designed to reduce the regular advertising and marketing fees paid into the advertising and marketing fund by franchises. The rationale for the reduction is to focus more of the franchise owner’s resources locally on local advertising and marketing. The net result of the Reboot Plan is a reduction in advertising and marketing fees paid by the franchisees to the Company. In the Reboot Plan, advertising and marketing fees will be scaled back over a 12 month period. The first reduction took place in September 2008. The second reduction took place in the first full week of April 2009. The final reduction is scheduled to take place in the first full week of September 2009. The net effect of the plan will reflect a reduction in overall advertising and marketing revenues but will be offset by a proportionate reduction in advertising and marketing spending.

Operating Loss

          The following table summarizes our operating loss for the three months ended February 28, 2009 and February 29, 2008:

	Three months ended
	February 28, 2009	February 29, 2008

Operating income (loss)	$(892,887)	$(1,188,083)

Operating expenses, which consist of selling, general and administrative expenses, advertising and marketing and depreciation and amortization totaled $1,779,752 for the three months ended February 28, 2009, as compared to $2,599,146 for the three months ended February 29, 2008, representing a decrease of approximately 32%. Our operating loss for the three months ended February 28, 2009 was $892,887 as compared to an operating loss of $1,188,083 for the three months ended February 29, 2008, representing a decrease in operating loss of approximately 25%. Our operating loss decreased due to increased selling, general and administrative expenses as explained below and off set by a reduction in advertising and marketing expenses

Selling, General and Administrative Expenses

          The following table summarizes our selling, general and administrative expenses for the three months ended February 28, 2009 and February 29, 2008:

	Three months ended
	February 28, 2009	February 29, 2008

Selling, general and administrative expenses	$1,532,619	$1,688,374

          For the three months ended February 28, 2009, selling, general and administrative expenses were $1,532,619 as compared to $1,688,374 for the three months ended February 29, 2008, a decrease of $155,755, or 9%. The decrease in selling, general and administrative expenses of $155,755 are mainly attributable to the following five areas and other direct and/or indirect overhead expenses.

Professional fees

          We achieved a reduction of approximately $192,000, related to maintaining our public company administration and compliance including professional fees associated with the reporting and filing requirements reflected in the February 2008 quarterly report, which included initial costs associated with becoming a publicly traded company. For the three months ended February 28, 2009, we incurred approximately $194,000 in legal, accounting and reporting expenses compared to approximately $386,000 in similar costs during the for the three months ended February 29, 2008.

Inventory write-off

          We incurred an expense of approximately $40,000 for the three months ended February 28, 2009 as compared to $-0- for the three months ended February 29, 2008 due to the write-off of obsolete and slow moving inventory.

Reduction in staffing overhead

          We achieved an expense reduction of approximately $32,000 for the three months ended February 28, 2009 over the three months ended February 29, 2008 in connection with changing our field service technician model to a third party provider model which eliminated all costs associated with their employment and allows for greater margins going forward, we further reduced corporate staff to be in line with current business objectives.

Stock based compensation

          We incurred non cash expenses for the vesting of options previously issued to officers, directors, employees and consultants of approximately $117,000 and the issuance of restricted stock for consulting fees of approximately $91,000 for the three months ended February 28, 2009 as compared to approximately $264,000 for the three months ended February 29, 2008.

Bad debt

          We incurred a non cash expense of approximately $167,000 for the three months ended February 28, 2009 as compared to approximately $64,000 for the three months ended February 29, 2008 due to an increase in the allowance for a loss provision on accounts and loan receivables resulting from franchise owners who defaulted on their contractual obligations under their franchise agreements.

Advertising and Marketing

          The following table summarizes our advertising and marketing expense for the three months ended February 28, 2009 and February 29, 2008:

	Three months ended
	February 28, 2009	February 29, 2008

Advertising and marketing expense	$180,291	$873,622

          For the three months ended February 28, 2009, we attribute $180,291 compared to $873,622 for the three months ended February 29, 2008 to expenses related to advertising and marketing and support of the national brand of the Company. The decrease in advertising and marketing expense was directly related to a reduction in the number of active operating franchises, and in conjunction with the Franchise Advisory Council, a program for the Company’s franchisees (the ”Reboot Plan”) designed to reduce the regular advertising and marketing fees paid into the advertising and marketing fund by franchises in order to enable them to spend the savings on advertising and marketing activities in their local markets. In the Reboot Plan, advertising and marketing fees will be scaled back over a 12 month period. The first reduction took place in September 2008. The second reduction took place the first full week of April 2009. The final reduction is scheduled to take place the first full week of September 2009. The net effect of the Reboot Plan will reflect a reduction in overall marketing and advertising revenues and a proportionate reduction in our overall advertising and marketing spending

Depreciation and Amortization

          The following table summarizes our depreciation and amortization for the three months ended February 28, 2009 and February 29, 2008:

	Three months ended
	February 28, 2009	February 29, 2008

Depreciation and amortization	$66,842	$37,150

          Depreciation and amortization increased by $29,692 for the three months ended February 28, 2009 compared to the three months ended February 29, 2008. The increase is attributed to the increase in depreciable assets.

Six Months Ended February 28, 2009 compared to Six Months Ended February 29, 2008

Revenue

          The following table summarizes our revenues for the six months ended February 28, 2009 and February 29, 2008:

	Six months ended
	February 28, 2009	February 29, 2008

Total Revenue	$1,882,095	$3,016,134

          For the six months ended February 28, 2009, revenue decreased by 38%, as compared to the same period in 2008. This decrease in revenue in the amount of $1,134,039 was primarily attributable to a reduction in 16 franchise owners and their 56 respective franchised territories, their corresponding advertising and marketing and royalty revenues, a reduction in the granting of new franchises, and the implementation of the Reboot Plan explained below. The Company, in conjunction with their Franchise Advisory Council, created a program for the franchisees (the “Reboot Plan”) designed to reduce the regular advertising and marketing fees paid into the advertising and marketing fund by franchisees. The rationale for the reduction is to focus more of the franchise owner’s resources locally on local advertising and marketing. The net result of the Reboot Plan is a reduction in advertising and markting fees paid by the franchisees to the Company. In the Reboot Plan, advertising and marketing fees will be scaled back over a 12 month period. The first reduction took place in September 2008. The second reduction took place in the first full week of April 2009. The final reduction is scheduled to take place in the first full week of September 2009. The net effect of the plan will reflect a reduction in overall advertising and marketing revenues but will be offset by a proportionate reduction in advertising and marketing spending.

Operating Loss

          The following table summarizes our operating loss for the six months ended February 28, 2009 and February 29, 2008:

	Six months ended
	February 28, 2009	February 29, 2008

Operating income (loss)	$(2,056,039)	$(1,596,118)

Operating expenses, which consist of selling, general and administrative expenses, advertising and marketing and depreciation and amortization totaled $3,938,134 for the six months ended February 28, 2009, as compared to $4,612,252 for the six months ended February 29, 2008, representing a decrease of approximately 15%. Our operating loss for the six months ended February 28, 2009 was $2,056,039 as compared to an operating loss of $1,596,118 for the six months ended February 29, 2008, representing an increase in operating loss of approximately 29%. Our operating loss increased due to increased selling, general and administrative expenses as explained below and off set by a reduction in advertising and marketing expense.

Selling, General and Administrative Expenses

          The following table summarizes our selling, general and administrative expenses for the six months ended February 28, 2009 and February 29, 2008:

	Six months ended
	February 28, 2009	February 29, 2008

Selling, general and administrative expenses	$3,278,518	$2,666,395

          For the six months ended February 28, 2009, selling, general and administrative expenses were $3,278,518 as compared to $2,666,395 for the six months ended February 29, 2008, an increase of $612,123, or 23%. The increase in selling, general and administrative expenses of $612,123 are mainly attributable to these five areas and other direct and/or indirect overhead expenses.

Professional fees

          We achieved a reduction of approximately $175,000, related to maintaining our public company administration and compliance including professional fees associated with the reporting and filing requirements reflected in the February 2008 quarterly report, which included initial costs associated with becoming a publicly traded company. For the six months ended February 28, 2009, we incurred approximately $366,000 in legal, accounting and reporting expenses compared to approximately $541,000 in similar costs for the six months ended February 29, 2008.

Inventory write-off

          We incurred an expense of approximately $40,000 for the six months ended February 28, 2009 as compared to $-0- for the six months ended February 29, 2008 due to the write-off of obsolete and slow moving inventory.

Reduction in staffing overhead

          We incurred an expense of approximately $309,000 for the six months ended February 28, 2009 in connection with the costs of personnel for our field service technicians as compared to approximately $30,000 for the six months ended February 29, 2008. For the six months ended February 28, 2009 we employed approximately 14 field service technicians as compared to 6 during the previous year’s comparable period, or an addition of 8 technicians. For the six months ended February 28, 2009 we modified our field service technician model by moving to a third party provider model which will eliminate all costs associated with the employment of our field service technicians and allow for greater margins going forward, we further reduced corporate staff to be in line with current business objectives.

Stock based compensation

          We incurred non cash expenses for the vesting of options previously issued to officers, directors, employees and consultants of approximately $478,000 and the issuance of restricted stock for consulting fees of approximately $142,000 for the six months ended February 28, 2009 as compared to approximately $264,000 for the same period last year.

Bad debt

          We incurred a non cash expense of approximately $167,000 for the six months ended February 28, 2009 as compared to approximately $64,000 for the six months ended February 29, 2008 due to an increase in the allowance for a loss provision on accounts and loan receivables resulting from franchise owners who defaulted on their contractual obligations under their franchise agreements.

Advertising and Marketing

          The following table summarizes our advertising and marketing expense for the six months ended February 28, 2009 and February 29, 2008:

	Six months ended
	February 28, 2009	February 29, 2008

Advertising and Marketing expense	$523,416	$1,872,321

          For the six months ended February 28, 2009, we attribute $523,416 compared to $1,872,321 for the six months ended February 29, 2008 to expenses related to advertising and marketing and support of the national brand of the Company. The decrease in advertising and marketing expense was directly related to a reduction in the number of active operating franchises, and in conjunction with the Franchise Advisory Council, a program for the Company’s franchisees (the Reboot Plan”) designed to reduce the regular advertising and marketing fees paid into the advertising and marketing fund by franchises in order to enable them to spend the savings on advertising and marketing activities in their local markets. In the Reboot Plan, advertising and marketing fees will be scaled back over a 12 month period.. The first reduction took place in September 2008. The second reduction took place the first full week of April 2009. The final reduction is scheduled to take place in September 2009. The net effect of the Reboot Plan will reflect a reduction in overall advertising and marketing spending.

Depreciation and Amortization

          The following table summarizes our depreciation and amortization for the six months ended February 28, 2009 and February 29, 2008:

	Six months ended
	February 28, 2009	February 29, 2008

Depreciation and amortization	$136,200	$73,536

          Depreciation and amortization increased by $62,664 for the six months ended February 28, 2009 compared to the six months ended February 29, 2008. The increase is attributed to the increase in depreciable assets.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

          The following table summarizes our net cash used in operating activities for the six months ended February 28, 2009 and February 29, 2008:

	Six months ended
	February 28, 2009	February 29, 2008

Net cash used in operating activities	$1,025,898	$1,727,103

          Cash utilized in operating activities was $1,025,898 for the six months ended February 28, 2009, as compared to $1,727,103 for the six months ended February 29, 2008. The decrease was primarily due to the reduction in costs associated with filing requirements to be a public company, investor relations, and the hiring of additional staff and consultants as compared to the six months ended February 29, 2008. In addition, the Company issued common stock, warrants, and granted stock options in exchange for services and compensation for the six months ended February 28, 2009 as compared to cash payments made for the six months ended February 29, 2008.

Net Cash Provided by (Used in) Investing Activities

          The following table summarizes our net cash provided by (used in) investing activities for the six months ended February 28, 2009 and February 29, 2008:

	Six Months Ended
	February 28, 2009	February 29, 2008

Net cash provided (used in) investing activities	$63,520	$(64,975)

          Net cash provided in investing activities totaled $63,520 for the six months ended February 28, 2009 as compared to net cash used in investing activities of $64,975 for the six months ended February 29, 2008. The difference in cash provided in investing activities was mainly attributable from collections of loan payments from franchisees and others during the six months ended February 28, 2009.

Net Cash Provided by Financing Activities

          The following table summarizes our net cash provided by financing activities for the six months ended February 28, 2009 and February 29, 2008:

	Six Months Ended
	February 28, 2009	February 29, 2008

Net cash provided by financing activities	$806,519	$2,875,107

          Net cash provided by financing activities totaled $806,519 for the six months ended February 28, 2009, as compared to $2,875,107 for the six months ended February 29, 2008. The reason for the decrease was primarily attributable to the decrease in proceeds from the sale of common stock in connection with certain private placements of our common stock of only $513,401 for the six months ended as compared to $3,196,903 for the six months ended February 29, 2008. In addition, the Company received proceeds from issuance of new notes payable to investors and related parties and proceeds from our line of credit which totaled $560,367 during the six months ended February 28, 2009 and off set by repayments of notes payable and capital lease obligation of $267,249.

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

Liquidity and Capital Resources (continued)

          As of February 28, 2009, we had a working capital deficit of $2,684,306 as compared to a working capital deficit of $2,200,645 at August 31, 2008. For the six months ended February 28, 2009, we generated a net cash flow deficit from operating activities of $1,025,898 consisting primarily of year to date losses of $2,270,503, adjusted primarily for stock based compensation of $591,694, increase of operating assets and liabilities, net changes of $165,508, and depreciation and amortization of $136,200. Cash provided by investing activities totaled $63,520, consisting of loan payments received from franchisees and others of $63,520. Cash provided by financing activities for the six months ended February 28, 2009 totaled $806,519 consisting of $513,401of proceeds from the sale of common stock subscriptions, proceeds from issuance of notes payable and line of credit in the amount of $560,367, less repayments of previously incurred debt of $267,249.

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

Critical Accounting Policies and Estimates

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) stock-based compensation arrangements; (c) revenue recognition; and (d) long-lived assets. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Advertising and Marketing and Royalty Fees

Initial advertising and marketing fees are recognized when the territory is open and the related advertising and marketing has been performed. Ongoing royalties and advertising and marketing fees are recognized currently as the franchised territory generates sales and ongoing advertising and marketing is performed.

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

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 141R on September 1, 2009 will have a material effect on its consolidated financial position, results of operations or cash flows.

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 on September 1, 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.

The Company does not expect the adoption of EITF 07-1on September 1, 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company does not expect the adoption of EITF 07-05 to have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

Recent accounting pronouncements (continued)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ..” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss available to common stockholders of $2,270,503 and $1,667,120 for the six month period ended February 28, 2009 and February 29, 2008, respectively. Additionally, the Company has negative cash flows from operations of $1,025,898 for the six month period ended February 28, 2009 and an accumulated deficit of $12,675,134 as of February 28, 2009. These factors among others raised substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is actively pursuing additional equity or debt financing through discussions with private investors. However, there can be no assurance that any additional financing will be available from external sources to the Company on satisfactory terms and conditions, if at all. In the event that the Company is unable to continue as a going concern, the Company may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

          Our management, under the supervision and with the participation of our Chief Executive Officer, Mr. Richard T. Cole, our Executive VP and Chief Operating Officer, Mr. Richard G. Artese and our Vice-President of Finance, Mr. Keith W. Wesp, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2009. Based on our internal evaluation, our Chief Executive Officer, Chief Operating Officer and Vice-President of Finance concluded that our disclosure controls and procedures were effective as of February 28, 2009.

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

Changes in Internal Control over Financial Reporting

During our year end reporting management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2008. Based upon that evaluation of our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer, Chief Operating Officer and Vice-President of Finance concluded that our disclosure controls and procedures were ineffective as of the year end report due to insufficient resources within the finance department. As of February 28, 2009 management had rectified the identified problems by recruiting and hiring additional financial and accounting personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. Subsequent to February 28, 2009, some of the individuals were laid off due to a work force reduction and we have yet to access the impact of such layoffs on our disclosure and procedure controls.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. In December 2008, the Company was served with individual lawsuits from ten franchisees. As of February 28, 2009, 6 of the suits had been settled by the Company. None of the settlements resulted in any payment by the Company. On March 19, 2009 the court entered the dismissal order with prejudice on 5 of the 6 settled lawsuits. The sixth settle lawsuit was dismissed with prejudice on April 3, 2009. On May 1, 2009, the court dismissed 3 of the remaining 4 outstanding lawsuits with no significant financial impact to the Company. As of May 15, 2009 the Company continues to work towards resolving the one remaining lawsuit. The Company intends to vigorously defend the claim asserted against it. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

On March 12, 2009, the Company filed 3 lawsuits in connection with enforcing guarantees for payments of past due royalties and advertising and marketing fees from franchisees that have filed bankruptcy in the amount of approximately $200,000.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          On November 26, 2008, we issued warrants to purchase an aggregate of 764,706 shares of common stock in connection with the issuance of promissory notes to two of our officers. The warrants are exercisable for five years at $0.34 per share.

          On December 5, 2008, we issued warrants to purchase an aggregate of 147,059 shares of common stock in connection with the issuance of a promissory note to one of our officers. The warrants are exercisable for five years at $0.34 per share.

          On December 29, 2008, we issued warrants to purchase an aggregate of 94,118 shares of common stock in connection with the issuance of a promissory note to an investor. The warrants are exercisable for five years at $0.34 per share.

          On December 30, 2008, we issued warrants to purchase an aggregate of 1,176,471 shares of common stock in connection with the issuance of a promissory note to an investor. The warrants are exercisable for five years at $0.34 per share.

          On January 3, 2009, we issued warrants to purchase an aggregate of 117,647 shares of common stock in connection with the issuance of a promissory note to an investor. The warrants are exercisable for five years at $0.34 per share.

          On January 9, 2009, we issued warrants to purchase an aggregate of 176,471 shares of common stock in connection with the issuance of a promissory note to an investor. The warrants are exercisable for five years at $0.34 per share.

          On January 22, 2009, we issued warrants to purchase an aggregate of 170,588 shares of common stock in connection with the issuance of a promissory note to one of our officers. The warrants are exercisable for five years at $0.34 per share.

          On February 20, 2009, we issued warrants to purchase an aggregate of 58,824 shares of common stock in connection with the issuance of a promissory note to one of our officers. The warrants are exercisable for five years at $0.34 per share.

          On February 26, 2009, we issued warrants to purchase an aggregate of 35,000 shares of common stock in connection with the issuance of a promissory note to an investor. The warrants are exercisable for five years at $0.34 per share.

          On March 2, 2009, we issued warrants to purchase an aggregate of 58,824 shares of common stock in connection with the issuance of a promissory note to an investor. The warrants are exercisable for five years at $0.34 per share.

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

GEEKS ON CALL HOLDINGS, INC.

Date:	May 15, 2009	By:	/s/ Richard T. Cole

Richard T. Cole
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2009	By:	/s/ Keith W. Wesp

Keith Wesp
Vice-President of Finance
(Principal Financial Officer)